Form 10-Q
period 2018-12-31
DD3 Acquisition Corp.
filed 2019-02-12
CIK 1748252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38700

DD3 Acquisition Corp.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o DD3 Mex Acquisition Corp
Pedregal 24, 4th Floor
Colonia Molino del Rey, Del. Miguel Hidalgo
Mexico City, Mexico	11040
(Address of principal executive offices)	(Zip Code)

+52 (55) 8647-0417
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2019, there were 7,223,200 ordinary shares, no par value, issued and outstanding.

DD3 ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DD3 ACQUISITION CORP.

CONDENSED BALANCE SHEET

DECEMBER 31, 2018

(Unaudited)

ASSETS
Current Assets
Cash	$316,061
Prepaid expenses and other current assets	97,422
Total Current Assets	413,483

Marketable securities held in Trust Account	55,912,979
Total Assets	$56,326,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$132,334
Total Current Liabilities	132,334

Commitments
Ordinary shares subject to possible redemption, 5,095,334 shares at redemption value	51,194,125

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,127,866 shares issued and outstanding (excluding 5,095,334 shares subject to possible redemption)	4,932,305
Retained earnings	67,698
Total Shareholders’ Equity	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,326,462

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2018	For the Period from July 23, 2018 (inception) through December 31, 2018
	(unaudited)	(unaudited)

Formation and operating costs	$191,696	$195,281
Loss from operations	(191,696)	(195,281)

Other income (expense):
Interest income	266,078	266,078
Unrealized loss on marketable securities held in the Trust Account	(3,099)	(3,099)
Other income, net	262,979	262,979

Net Income	$71,283	$67,698

Weighted average shares outstanding, basic and diluted (1)	1,890,810	1,616,177

Basic and diluted net loss per ordinary share (2)	$(0.09)	$(0.11)

(1)	Excludes an aggregate of up to 5,095,334 shares subject to possible redemption at December 31, 2018.
(2)	Excludes interest income of $240,784 attributable to shares subject to possible redemption for the three months ended December 31, 2018 and for the period from July 23, 2018 (inception) through December 31, 2018 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$67,698
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	3,099
Interest earned on marketable securities held in Trust Account	(266,078)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,422)
Accrued expenses	132,334
Net cash used in operating activities	(160,369)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,650,000)
Net cash used in investing activities	(55,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	54,258,750
Proceeds from sale of Private Units	2,391,250
Proceeds from Unit Purchase Option	100
Advances from related party	232,500
Repayment of advances from related party	(232,500)
Proceeds from promissory note - related party	145,435
Repayment of promissory note – related party	(145,435)
Payment of offering costs	(548,670)
Net cash provided by financing activities	56,126,430

Net Change in Cash	316,061
Cash – Beginning	—
Cash – Ending	$316,061

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$51,122,870
Change in value of ordinary shares subject to redemption	$71,255

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

At December 31, 2018, the Company had not yet commenced any operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company has selected June 30 as its fiscal year end.

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

Transaction costs relating to the Initial Public Offering amounted to $1,939,920, consisting of $1,391,250 of underwriting fees and $548,670 of offering costs. In addition, as of December 31, 2018, $316,061 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DECEMBER 31, 2018

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

The Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, the Company had $316,061 in its operating bank accounts, $55,912,979 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $281,149. In addition, one of the Company’s service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $129,000 as of December 31, 2018. Such fees are included in accrued expenses in the accompanying condensed balance sheet at December 31, 2018. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 12, 2018, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 22, 2018 and October 29, 2018. The interim results for the period from July 23, 2018 (inception) through December 31, 2018 are not necessarily indicative of the results to be expected for the period from July 23, 2018 (inception) through June 30, 2019 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Marketable securities held in Trust Account

At December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,804,125 ordinary shares and (2) 250,000 ordinary shares and warrants to purchase 250,000 ordinary shares in the unit purchase option sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (and its designees), in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months Ended December 31, 2018	For the Period from July 23, 2018 (inception) through December 31, 2018
Net income	$71,283	$67,698
Less: Income attributable to shares subject to redemption	(240,784)	(240,784)
Adjusted net loss	$(169,501)	$(173,086)

Weighted average shares outstanding, basic and diluted	1,890,810	1,616,177

Basic and diluted net loss per share	$(0.09)	$(0.11)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 225,000 Private Units at a price of $10.00 per Private Unit, or $2,250,000 in the aggregate. On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 14,125 Private Units to the Sponsor, generating gross proceeds of $141,250. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor had committed to purchase up to an aggregate additional amount of 18,750 Private Units if the underwriters’ over-allotment option had been exercised in full. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2018, the Company issued an aggregate of 1,473,500 founder shares to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000 in cash. In September 2018, the Sponsor forfeited 36,000 Founder Shares, resulting in an aggregate of 1,437,500 shares outstanding. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units, Representative Shares (as defined in Note 7) and underlying securities). As a result of the underwriters’ election to partially exercise their over-allotment option on October 23, 2018, 141,250 Founder Shares are no longer subject to forfeiture. The underwriters’ elected not to exercise the remaining portion of the over-allotment option, which expired on November 25, 2018, and, as a result, 46,250 Founder Shares were forfeited.

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on October 11, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services. For the three months ended December 31, 2018 and for the period from July 23, 2018 (inception) through December 31, 2018, the Company incurred $18,750 in fees for these services, of which $3,750 is included in accrued expenses in the accompanying condensed balance sheet.

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

DECEMBER 31, 2018

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2018, there were 2,127,866 shares issued and outstanding, excluding 5,095,334 ordinary shares subject to possible redemption.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) October 16, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days following the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

Unit Purchase Option

On October 16, 2018, the Company sold to EarlyBirdCapital (and its designees), for $100, an option to purchase up to 250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $2,500,000) commencing on the later of October 11, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on October 11, 2023. The units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $894,000 (or $3.58 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 3.02% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$55,912,979

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended December 31, 2018 and the period from July 23, 2018 (inception) through December 31, 2018, we had net income of $71,283 and $67,698, respectively, which consists of interest income on marketable securities held in the Trust Account of $266,078, offset by an unrealized loss on marketable securities held in our Trust Account of $3,099 and operating costs of $191,696 and $195,281, respectively.

Liquidity and Capital Resources

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

As of December 31, 2018, we had marketable securities held in the Trust Account of $55,912,979 (including approximately $263,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2018, we did not withdraw any interest earned on the Trust Account.

For the period from July 23, 2018 (inception) through December 31, 2018, cash used in operating activities was $160,369. Net income of $67,698 was affected by interest earned on marketable securities held in the Trust Account of $266,078, an unrealized loss on marketable securities held in our Trust Account of $3,099 and changes in operating assets and liabilities, which provided $34,912 of cash.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, we had $316,061 in our operating bank accounts, $55,912,979 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $281,149. In addition, one of our service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $129,000 as of December 31, 2018. Based on the foregoing, we believe we will have sufficient cash to meet our needs for the next twelve months following the date from when the financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $7,500 for certain general and administrative services, including office space, utilities and administrative support, provided to the Company. We began incurring these fees on October 11, 2018 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

We paid a total of $1,391,250 in underwriting discounts and commissions and $548,670 for other costs and expenses related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering, including the partial exercise of the underwriters’ over-allotment option, and the Private Placement was approximately $56,101,330, of which $55,650,000 was placed in the Trust Account.

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

DD3 ACQUISITION CORP.

Date: February 12, 2019		/s/ Martin Werner
	Name:	Martin Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2019		/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)