Form 10-Q
period 2019-03-31
DD3 Acquisition Corp.
filed 2019-05-14
CIK 1748252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Warrant	DDMXU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share	DDMX	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50	DDMXW	The Nasdaq Stock Market LLC

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

As of May 14, 2019, there were 7,223,200 ordinary shares, no par value, issued and outstanding.

DD3 ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DD3 ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2019

(Unaudited)

ASSETS
Current Assets
Cash	$223,616
Prepaid expenses and other current assets	114,715
Total Current Assets	338,331

Marketable securities held in Trust Account	56,243,520
Total Assets	$56,581,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$170,107
Total Current Liabilities	170,107

Commitments

Ordinary shares subject to possible redemption, 5,086,921 shares at redemption value	51,411,742

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,136,279 shares issued and outstanding (excluding 5,086,921 shares subject to possible redemption)	4,714,688
Retained earnings	285,314
Total Shareholders’ Equity	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,581,851

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	For the Period from July 23, 2018 (inception) through March 31, 2019

Formation and operating costs	$112,925	$308,206
Loss from operations	(112,925)	(308,206)

Other income:
Interest income	323,968	590,046
Unrealized gain on marketable securities held in the Trust Account	6,573	3,474
Other income, net	330,541	593,520

Net Income	$217,616	$285,314

Weighted average shares outstanding, basic and diluted (1)	2,127,866	1,799,651

Basic and diluted net loss per ordinary share (2)	$(0.04)	$(0.14)

(1)	Excludes an aggregate of up to 5,086,921 shares subject to possible redemption.
(2)	Excludes interest income of $302,148 and $542,537 attributable to shares subject to possible redemption for the three months ended March 31, 2019 and for the period from July 23, 2018 (inception) through March 31, 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH MARCH 31, 2019

(Unaudited)

	Ordinary Shares		Retained Earnings/ (Accumulated)	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – July 23, 2018 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	1,473,500	25,000	—	25,000

Forfeiture of Founder Shares	(36,000)	—	—	—

Net loss	—	—	(3,585)	(3,585)

Balance – September 30, 2018 (unaudited)	1,437,500	25,000	(3,585)	21,415

Sale of 5,565,000 Units, net of underwriting discounts and offering costs	5,565,000	53,710,080	—	53,710,080

Sale of 239,125 Private Units	239,125	2,391,250	—	2,391,250

Issuance of 27,825 Representative Shares	27,825	—	—	—

Sale of Unit Purchase Option	—	100	—	100

Forfeiture of Founder Shares	(46,250)	—	—	—

Ordinary shares subject to possible redemption	(5,095,334)	(51,194,125)	—	(51,194,125)

Net income	—	—	71,283	71,283

Balance – December 31, 2018 (unaudited)	2,127,866	4,932,305	67,698	5,000,003

Change in value of ordinary shares subject to possible redemption	8,413	(217,617)	—	(217,617)

Net income	—	—	217,616	217,616

Balance – March 31, 2019 (unaudited)	2,136,279	$4,714,688	$285,314	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH MARCH 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$285,314
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(3,474)
Interest earned on marketable securities held in Trust Account	(590,046)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114,715)
Accrued expenses	170,107
Net cash used in operating activities	(252,814)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,650,000)
Net cash used in investing activities	(55,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	54,258,750
Proceeds from sale of Private Units	2,391,250
Proceeds from Unit Purchase Option	100
Advances from related party	232,500
Repayment of advances from related party	(232,500)
Proceeds from promissory note – related party	145,435
Repayment of promissory note – related party	(145,435)
Payment of offering costs	(548,670)
Net cash provided by financing activities	56,126,430

Net Change in Cash	223,616
Cash – Beginning (July 23, 2018 (inception)	—
Cash – Ending	$223,616

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$51,122,870
Change in value of ordinary shares subject to possible redemption	$217,617

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

At March 31, 2019, the Company had not yet commenced any operations. All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company has selected June 30 as its fiscal year end.

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

Transaction costs relating to the Initial Public Offering amounted to $1,939,920, consisting of $1,391,250 of underwriting fees and $548,670 of offering costs. In addition, as of March 31, 2019, $223,616 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $223,616 in its operating bank accounts, $56,243,520 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $168,224. In addition, one of the Company’s service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $149,000 as of March 31, 2019. Such fees are included in accrued expenses in the accompanying condensed balance sheet at March 31, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 12, 2018, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 22, 2018 and October 29, 2018. The interim results for the period from July 23, 2018 (inception) through March 31, 2019 are not necessarily indicative of the results to be expected for the period from July 23, 2018 (inception) through June 30, 2019 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019.

Marketable securities held in Trust Account

At March 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,804,125 ordinary shares and (2) 250,000 ordinary shares and warrants to purchase 250,000 ordinary shares in the unit purchase option sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (and its designees), in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months Ended March 31, 2019	For the Period from July 23, 2018 (inception) through March 31, 2019
Net income	$217,616	$285,314
Less: Income attributable to shares subject to possible redemption	(302,148)	(542,537)
Adjusted net loss	$(84,532)	$(257,223)

Weighted average shares outstanding, basic and diluted	2,127,866	1,799,651

Basic and diluted net loss per share	$(0.04)	$(0.14)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on October 11, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services. For the three months ended March 31, 2019 and for the period from July 23, 2018 (inception) through March 31, 2019, the Company incurred $41,250 in fees for these services, of which $3,750 is included in accrued expenses in the accompanying condensed balance sheet.

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

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $1,947,750 (exclusive of any applicable finders’ fees which might become payable).

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019, there were 2,136,279 shares issued and outstanding, excluding 5,086,921 ordinary shares subject to possible redemption.

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

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

DD3 ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2019 (Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$56,243,520

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on July 23, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). We intend to utilize cash derived from the proceeds of the Initial Public Offering, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019 and the period from July 23, 2018 (inception) through March 31, 2019, we had net income of $217,616 and $285,314, respectively, which consists of interest income on marketable securities held in the trust account (“Trust Account”) of $323,968 and $590,046, respectively, and an unrealized gain on marketable securities held in our Trust Account of $6,573 and $3,474, respectively, offset by operating costs of $112,925 and $308,206, respectively.

Liquidity and Capital Resources

On October 16, 2018, we consummated the Initial Public Offering of 5,000,000 units (“Units”) at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 225,000 units (“Private Units”) to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $2,250,000.

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

As of March 31, 2019, we had marketable securities held in the Trust Account of $56,243,520 (including approximately $594,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the Trust Account.

For the period from July 23, 2018 (inception) through March 31, 2019, cash used in operating activities was $252,814. Net income of $285,314 was affected by interest earned on marketable securities held in the Trust Account of $590,046, an unrealized gain on marketable securities held in our Trust Account of $3,474 and changes in operating assets and liabilities, which provided $55,392 of cash in operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, we had $223,616 in our operating bank accounts, $56,243,520 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $168,224. In addition, one of our service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $149,000 as of March 31, 2019. Based on the foregoing, we believe we will have sufficient cash to meet our needs for the next twelve months following the date from when the financial statements are issued.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DD3 ACQUISITION CORP.

Date: May 14, 2019		/s/ Martin Werner
	Name:	Martin Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019		/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

