Form 10-K
period 2019-06-30
DD3 Acquisition Corp.
filed 2019-09-20
CIK 1748252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-38700

DD3 Acquisition Corp.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o DD3 Mex Acquisition Corp
Pedregal 24, 4th Floor
Colonia Molino del Rey, Del. Miguel Hidalgo
Mexico City, Mexico	11040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +52 (55) 8647-0417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Warrant	DDMXU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share	DDMX	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Ordinary Share at an exercise price of $11.50	DDMXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $52,992,017 (based on the closing sales price of the ordinary shares on December 31, 2018 of $9.475, as reported on the Nasdaq Capital Market).

As of September 20, 2019, 7,223,200 of the registrant’s ordinary shares, no par value, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K:

•	references to “we,” “us” or “the company” refer to DD3 Acquisition Corp.;

•	references to our “sponsor” refer to DD3 Mex Acquisition Corp, a company affiliated with our executive officers;

•	references to “founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	references to “initial shareholders” refer to the holders of the founder shares prior to our initial public offering and their permitted transferees, as applicable;

•	references to “ordinary shares” refer to our ordinary shares, no par value;

•	references to “public shares” and “public warrants” refer to our ordinary shares and warrants which were sold as part of the units in our initial public offering;

•	references to “public shareholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public shareholders” shall only exist with respect to such public shares;

•	references to “private units” refer to the units that were sold in private placements in connection with our initial public offering;

•	references to “private shares” and “private warrants” refer to our ordinary shares and warrants which were sold as part of the private units;

•	references to “management” or our “management team” refer to our officers and directors; and

•	references to “EarlyBirdCapital” refer to EarlyBirdCapital, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination, including our ability to consummate the proposed Business Combination with Betterware (as such terms are defined below);

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

ii

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated under the laws of the British Virgin Islands on July 23, 2018 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as our initial business combination. On August 2, 2019, we entered into a Combination and Stock Purchase Agreement (the “Business Combination Agreement”) with Campalier, S.A. de C.V., Promotora Forteza, S.A. de C.V., Strevo, S.A. de C.V. (collectively, the “Sellers”), Betterware de México, S.A. de C.V. (“Betterware”), BLSM Latino América Servicios, S.A. de C.V. (“BLSM”), and, solely for the purposes of Article XI therein, our sponsor, pursuant to which we agreed to merge (the “Merger”) with and into Betterware in a business combination (the “Business Combination”) that will result in Betterware surviving the Merger (the “combined company”) and BLSM becoming a wholly-owned subsidiary of the combined company.

In July 2018, we issued 1,473,500 founder shares to our sponsor for $25,000 in cash, at a purchase price of approximately $0.02 per share. In September 2018, our sponsor forfeited 36,000 founder shares, resulting in an aggregate of 1,437,500 founder shares outstanding. In November 2018, our sponsor forfeited 46,250 founder shares following the expiration of the unexercised portion of the over-allotment option granted to the underwriters in connection with our initial public offering, thereby reducing the number of founder shares held by the sponsor to 1,391,250.

The registration statement on Form S-1 (File No. 333-227423) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on October 11, 2018. On October 16, 2018, we consummated our initial public offering of 5,000,000 units, with each unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50 per share. On October 23, 2018, the underwriters for our initial public offering purchased an additional 565,000 units pursuant to the partial exercise of their over-allotment option. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $55,650,000.

Simultaneously with the consummation of our initial public offering and the closing of the over-allotment option, we consummated private placements of 225,000 and 14,125 private units, respectively, to our sponsor at a price of $10.00 per private unit, generating total proceeds of $2,391,250 (the “private placements”).

A total of $55,650,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placements was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution or liquidation expenses up to $50,000, as applicable.

Transaction costs amounted to $1,939,920, consisting of $1,391,250 of underwriting fees, and $548,670 of other costs. As of June 30, 2019, we had $175,830 in our operating bank accounts, $56,588,390 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $235,000.

Our units began trading on October 12, 2018 on the Nasdaq Capital Market under the symbol “DDMXU.” Commencing on October 23, 2018, the ordinary shares and warrants comprising the units began separate trading on the Nasdaq Capital Market under the symbols “DDMX” and “DDMXW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “DDMXU.”

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 private units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described elsewhere in this report.

Management Expertise

We have sought and will continue to seek to capitalize on the operating and investing experience and network of relationships of Dr. Martín Werner, our Chairman and Chief Executive Officer, Jorge Combe, our Chief Operating Officer, and our other officers and directors in consummating an initial business combination. During their careers, Dr. Werner and Mr. Combe have been involved in merger and acquisition transactions and bond offerings valued, in the aggregate, at more than $90 billion in the retail and consumer, financial services, infrastructure, energy, leisure and real estate industries. Dr. Werner and Mr. Combe have over 40 years of combined experience in the financial services industry, most notably as a Partner and Managing Director, respectively, of Goldman Sachs.

During their time at Goldman Sachs, Dr. Werner and Mr. Combe led the Mexico and Latin-American Investment Banking Division in expanding its client network in various industries and embracing a leadership position in the region by executing mergers and acquisitions transactions, initial public offerings, capital raising, debt raising, leveraged buyouts and private equity transactions.

Dr. Werner was also instrumental in positioning Goldman Sachs as a regional player of private infrastructure investments. He worked alongside Goldman Sachs Infrastructure Partners, the infrastructure fund that focuses on transportation, energy and utilities investments with a long-term strategy and over $10 billion in assets under management, on their $4.1 billion investment through a joint venture with Empresas ICA in Red de Carreteras de Occidente (RCO), Mexico’s largest private concessionaire that operates an aggregate of more than 760km of toll roads in four separate locations. Dr. Werner’s participation in RCO was a catalyst in transforming and accelerating RCO’s business growth. Dr. Werner continues to serve as RCO’s president and chairman of the board of directors.

Our management team has extensive knowledge of the local market in Mexico and we believe they have the requisite skills to search for and consummate a business combination. For example, Dr. Werner was involved in Citigroup’s acquisition of Grupo Financiero Banamex, S.A. de C.V., in several Telmex/America Movil acquisitions in Latin America, and in many transactions for Mexico’s energy companies, Petroleos Mexicanos, S.A. de C.V. and Comision Federal de Electricidad, S.A. de C.V. Mr. Combe was heavily involved in sales transactions in the consumer and pharma sectors, particularly to Mars, Incorporated and Teva Pharmaceutical Industries Ltd., and in the real estate sector in the initial offering of TF Administradora, s. de R.L. de C.V. (Terrafina) and Concentradora Fibra Danhos S.A. de C.V., and follow-on offerings for Fibra Uno Adminisracion S.A. de C.V. and Hotelera Mexicana, S.A. de C.V., among others.

In addition to the foregoing, we have sought and will continue to seek to capitalize on the investment expertise of DD3 Capital Partners S.A. de C.V. (“DD3 Capital”), an affiliate of our sponsor, and support from its platform, in consummating an initial business combination. DD3 Capital is a private investment and financial services firm founded in 2016 by Dr. Werner and Mr. Combe and headquartered in Mexico City. DD3 Capital provides a wide range of financial services to its clients including, among others, merger and acquisitions advisory, equity and debt capital raising, highly structured debt financing and financial restructurings. The firm distinguishes itself by providing holistic investment advice, access to exclusive investment opportunities and creating innovative solutions for clients with tailored services aligned to long-term goals. Despite its nascent operations, DD3 Capital manages over $50 million in assets. DD3 Capital’s investments are generally comprised of:

•	Mezzanine Lending: Loans for residential real estate projects with terms from 12 to 48 months.

•	Capital Loans: Loans for mid-term projects in a variety of sectors.

•	Equity Investments: Preferred or common equity in long-term assets.

In 2018, DD3 Capital established a partnership with LarrainVial S.A., a leading full-service Chilean financial services firm with operations in Peru and Colombia, and Grupo Patio XI, one of the largest real estate developers in Latin America, which have a combined 20% ownership stake in DD3 Capital. We believe that this partnership, which is geographically complementary to DD3 Capital’s operations, will expand the business opportunities in local and international markets that are available to us.

Additionally, our board members possess a number of attributes that we believe will enhance our ability to create value for our shareholders through a successful business combination. Our board members collectively serve on more than 24 company boards and have first-hand knowledge of potential deals and transactions in Mexico. In particular, Dr. Guillermo Ortiz, one of our independent directors, has extensive professional experience as Secretary of Finance and Public Credit and as the Governor of the Bank of Mexico, where he was employed from 1998 to 2009 under two different government administrations, actively contributing to maintaining Mexico’s economic stability during the financial crisis and making headwinds in emerging markets. Dr. Ortiz has long-standing relationships with industry executives, owners of private and public companies, capital market investors, private equity funds and government officials.

We intend to identify and seek to consummate a business combination with a business that could benefit from a hands-on partner with extensive financial experience. Even fundamentally sound companies can often under-perform due to underinvestment, temporary periods of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Our management team has extensive experience in identifying, structuring and executing acquisitions across various industries to capture arbitrage opportunities and managing assets to optimize a business’s performance. In addition, our team has significant hands-on experience working with private companies, from preparing and executing an initial public offering to being active owners and directors. Our management team has been instrumental, working closely with companies, in implementing major business transformations and helping to create value through the public markets. Dr. Werner and Mr. Combe have developed an extensive network of relationships through their careers, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers to executives of government-owned entities and public officials. We believe that this network will allow us to generate a substantial number of attractive risk-adjusted acquisition opportunities. Our management team is confident that its ability to identify and implement value creation initiatives will remain central to its unique acquisition strategy. Our management team’s objective is to generate attractive financial returns and create significant value for our shareholders by using its relationships with top individuals and industry players in the region.

Notwithstanding the foregoing, the past successes of Dr. Werner and Mr. Combe, DD3 Capital, our other officers and directors, and their respective affiliates, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or realize success with respect to any business combination we may consummate. You should not rely on the historical record of such individuals’ or entity’s performance as indicative of our future performance. None of our officers or directors has had experience with blank check companies or special purpose acquisition companies in the past.

Target Business Focus

We have focused our search on target businesses located in Mexico and Hispanic businesses located in the U.S., although we are not limited to companies in these geographic areas. We strongly believe there is a vast number of opportunities in Mexico. Mexico currently has a population of approximately 130 million and a $1.2 trillion gross domestic product, or GDP, making it the 15th largest global economy and the second largest in Latin America. Mexico has a resilient macroeconomic backdrop and strong economic foundation. Mexico’s economy continues to grow with diversified foreign direct investment, or FDI, sources, competitive edges and solid structural reforms that are able to absorb economic shocks and support GDP growth.

Mexico’s economic growth accelerated in 2018 with a real GDP growth of 2.0% in 2018, largely as a result of an improved outlook for the U.S. economy. While manufacturing is expected to act as a major driver of growth over the coming decade, we believe Mexico is set to begin transitioning toward a more services-oriented economy with stronger private consumers boosting the country’s economic outlook.

Mexico is also an open economy with a network of 13 free trade agreements encompassing 50 countries, 32 Reciprocal Investment Promotion and Protection Agreements, or RIPPAs, with 33 countries, and nine trade agreements, including NAFTA and the Trans-Pacific Partnership, among others. Although the United States represents more than 80% of Mexico’s total exports, relaxed regulation of Mexico’s energy sector and manufacturing industry will be an important anchor of future direct investment and solid economic expansion that will diversify the country’s trade partnerships and improve cross-border growth opportunities. Nevertheless, Mexico is experiencing high volatility in foreign exchange rates, headwinds in the local stock market, and uncertainty from private company owners. Thus, we are seeking to benefit from the country’s current status and capitalize on investment opportunities with attractive valuations and very favorable medium-term fundamentals by applying our experience in executing transactions under varying economic and financial market conditions.

Mexico’s capital markets and banking penetration levels are more comparable to those of less developed economies and fixed investments are the main driver of economic growth. Over the last couple of years, the Mexican Stock Exchange has tried to encourage investors through the incorporation of new investment vehicles; nevertheless, the Mexican stock market lacks a diverse sophisticated investors base to fully exploit the potential benefits of the investment. As a result, the Mexican stock market has not been effective in allowing high growth medium size companies to raise equity. We believe that this market imperfection will allow us to capitalize on unique opportunities as many companies will find alternative sources of capital and a U.S. listing extremely attractive and enables them to continue to grow and thrive. Given the significant valuation discount to relevant public peers that mid-market companies usually carry in Mexico and DD3 Capital’s experience in executing deals with similar private companies, we believe that we can create attractive upside potential to public investors through a business combination.

On July 1, 2018, popular elections were held in Mexico to vote for the president, members of the Congress and other federal and local offices. As a result of the electoral process, Andres Manuel Lopez Obrador, who was running as the candidate of the Together We Make History (Juntos Haremos Historia) alliance, was elected President of Mexico and took office on December 1, 2018. Additionally, the Together We Make History alliance won a majority in Congress and most of the governorships and local congresses. The victory achieved by the Together We Make History alliance in the federal executive branch and the Congress could result in either the implementation of substantial changes to, the Mexican Constitution, federal laws, ordinances, regulations and policies currently in force in Mexico or the continuity of prior approved laws and policies that are necessary or convenient for Mexico’s development. The implementation of changes to the current laws could generate uncertainty, which in turn could affect the country’s economic situation and the stability of the peso, among other macroeconomic variables. The past elections, both at the federal and local levels, and the uncertainty associated with the measures to be implemented by the new government could significantly affect Mexico’s development. On November 30, 2018, the presidents of Mexico, the United States and Canada signed the United States-Mexico-Canada Agreement, or the USMCA, which has only been ratified by Mexico. Once ratified by the legislatures of the three countries, the USMCA would replace NAFTA. As of the date of this report, there is uncertainty about whether the USMCA will be ratified by the United States and Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. We cannot provide any assurance that future political developments in Mexico, over which we have no control, will not have an unfavorable impact on our financial position or results of operations.

Notwithstanding the foregoing, effecting a business combination with a company located in Mexico, or another jurisdiction outside of the United States, could subject us to a variety of additional risks that may negatively impact our operations. See the risk factor titled “If we effect a business combination with a company located in Mexico or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations” for more information on the risks attendant to acquiring a target business in Mexico. Furthermore, if we determine to acquire a target business located outside of Mexico, the positive aspects of consummating a business combination in Mexico would not be applicable to our business going forward.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial business combination with a target business that does not meet one or all of these criteria and guidelines. We intend to acquire companies that:

•	are fundamentally sound but we believe can achieve better results by leveraging the operating and financial experience of our management team;

•	we believe are able to innovate through new operational techniques, or where we can drive improved financial performance;

•	are established companies with proven business models, strong operations and fundamentals for revenue and earnings growth;

•	generate solid free cash flows or have the potential to generate strong, stable and increasing free cash flows;

•	have leading, growing or strong industry positioning, or are well positioned to participate as a consolidator in its sector;

•	have an experienced management team that can implement growth initiatives with a primary capital injection; and/or

•	offer attractive risk-adjusted returns.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria our management may deem relevant.

We believe our management team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We will seek to acquire the target on terms and in a manner that leverages our management team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation.

Effecting a Business Combination

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose, at which time shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combinations, even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the SEC’s tender offer rules. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We have until April 16, 2020 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors when it evaluates the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private units, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to pay EarlyBirdCapital a fee upon consummation of our initial business combination pursuant to the business combination marketing agreement;

•	our obligation to redeem or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants and unit purchase option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

DD3 Acquisition Corp.

c/o DD3 Mex Acquisition Corp

Pedregal 24, 4th Floor

Colonia Molino del Rey, Del. Miguel Hidalgo

11040 Mexico City, Mexico

Tel: +52 (55) 8647-0417

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending June 30, 2020 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in the JOBS Act and will remain such for up to five years. However, if our annual gross revenue is $1.07 billion or more, if our non-convertible debt issued within a three-year period exceeds $1 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Shareholders should review closely the risk factors included in the proxy statement/prospectus that will be a part of the Registration Statement on Form F-4 that is expected to be filed with the SEC in connection with the special meeting of shareholders to approve the Business Combination Agreement and the Business Combination.

We are a blank check company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public shareholders may be forced to wait beyond April 16, 2020 before receiving distributions from the trust account.

If we are unable to consummate our initial business combination by April 16, 2020, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption of our public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shares from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the BVI Business Companies Act, 2004 (the “Companies Act”). In that case, investors may be forced to wait beyond April 16, 2020 before the redemption proceeds of our trust account become available to them. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon the redemption of our public shares or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by April 16, 2020, our public shares will be automatically redeemed for their pro rata share of the available funds in the trust account. Thereafter, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps the liquidator considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

Pursuant to our memorandum and articles of association, if we do not complete our initial business combination by April 16, 2020, our public shares will be automatically redeemed into their pro rata portion of the proceeds of the trust account.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands (the “Insolvency Act”) (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they become due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act, in which case shareholders could be required to pay back such amounts. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was at risk of being deemed a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the founder shares, and our sponsor has waived its right to participate in any liquidation distribution with respect to the private shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If we are deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by April 16, 2020, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they become due). If, after the redemption proceeds are paid to public shareholders, it is subsequently determined that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

Our security holders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable upon consummation of our initial public offering, and we will be entitled to withdraw certain amounts from the funds held in the trust account prior to the completion of a business combination.

If funds not being held in trust are insufficient to allow us to operate until April 16, 2020, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account and a commitment from DD3 Capital, an affiliate of our sponsor, to provide us an aggregate of $50,000 in loans, will be sufficient to allow us to operate through April 16, 2020, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, our sponsor has agreed (subject to certain exceptions described in our final prospectus filed with the SEC on October 12, 2018) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or our total annual gross revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the Nasdaq Capital Market, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than 30% of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30%. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we and our investors could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and warrants are currently listed on Nasdaq, our units, ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, the provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 22.6% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares more easily than many blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder if we are unable to consummate our initial business combination by April 16, 2020.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders own approximately 22.6% of our issued and outstanding ordinary shares. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or ordinary shares from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 16, 2020.

If we do not file and maintain a current and effective registration statement relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective registration statement relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” and only if an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective registration statement relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective registration statement relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

A warrantholder will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. We would need only 2,662,938, or 47.9% of the public warrants to vote in favor of a proposed amendment for it to be approved (excluding the warrants underlying the unit purchase option and assuming the holders of the private warrants all voted in favor of the amendment). Accordingly, we may amend the terms of the warrants in a manner that may be adverse to you without your approval.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants underlying additional units issued to our sponsor, officers or directors in payment of working capital loans made to us but including any warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital) at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last reported sales price of an ordinary share equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our sponsor, officers or directors or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described in our final prospectus filed with the SEC on October 12, 2018. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer. Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would dilute the equity interest of our shareholders and may cause a change in control of our company.

Our memorandum and articles of association authorizes the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares will not reduce the per-share redemption amount in the trust account. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of our shareholders;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

Since we are not limited to a particular industry, sector or geographic jurisdiction in which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we currently intend to focus on target businesses located in Mexico and Hispanic businesses located in the U.S., we may pursue an acquisition opportunity in any business industry, sector or geographic location we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry or geographic location characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry or geographic location. Although our management will endeavor to evaluate the risks inherent in a particular industry, geographic location or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be largely dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. In addition, the operational experience of our officers is generally limited to the investment banking industry. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of our sponsor and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to redeem its founder shares and any other shares it purchases, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the private units and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination or requiring us to comply with the going-private rules under the Exchange Act.

Our outstanding warrants and unit purchase option may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 5,565,000 ordinary shares as part of the units sold in our initial public offering (including the partial exercise of the underwriters’ over-allotment option) and private warrants to purchase 239,125 ordinary shares as part of the private units sold in the private placements. We also issued a unit purchase option to purchase 250,000 units to EarlyBirdCapital which, if exercised, will result in the issuance of 250,000 ordinary shares and warrants to purchase an additional 250,000 ordinary shares. We may also issue other units to our sponsor, officers or directors in payment of working capital loans made to us as described in our final prospectus filed with the SEC on October 12, 2018. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and the unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our sponsor is entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. The founder shares will be held in escrow until, (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Additionally, the holders of the private units and any units our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private units and any other units we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional ordinary shares trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted any funds.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

We intend to conduct a due diligence investigation of the target businesses we propose to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our ordinary shares. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by April 16, 2020 may give potential target businesses leverage over us in negotiating a business combination.

We have until April 16, 2020 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in deciding whether to approve a proposed business combination that we submit to our shareholders for approval.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in deciding whether to approve a proposed business combination that we submit to our shareholders for approval.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event would result in a loss to us of the related funds spent to cover the costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending June 30, 2020. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct save as disclosed in our memorandum and articles of association.

Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for holders of our securities to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	the judgment is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management or controlling shareholders than they would as public shareholders of a U.S. company.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect a business combination with a company located in Mexico or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we are successful in consummating a business combination with a target business in Mexico, or if we effect a business combination with a company located in another foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States, which could result in uncertainty and/or changes in or to existing trade treaties.

In particular, if we acquire a target business in Mexico, we would be subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Mexico, including changes in laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, including NAFTA and the USMCA.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management team of the target business at the time of the business combination will likely remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern many of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern many of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights against or to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities against our directors and officers under federal securities laws.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to Mexico or another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the British Virgin Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject us to foreign regulations that could materially and adversely affect our business.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights against or to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities under United States laws.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Risks Associated with the Proposed Business Combination

References to “Betterware” in this section refer to Betterware de México, S.A. de C.V., and references to the “combined company” in this section refer to us and Betterware together after completion of the proposed Business Combination. Shareholders should review closely the risk factors included in the proxy statement/prospectus that will be a part of the Registration Statement on Form F-4 that is expected to be filed with the SEC in connection with the special meeting of shareholders to approve the Business Combination Agreement and the proposed Business Combination.

Subsequent to the consummation of the proposed Business Combination, the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on the combined company’s financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Betterware, we cannot assure you that this diligence revealed all material issues that may be present in Betterware’s business, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of our and Betterware’s control will not later arise. As a result, the combined company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in the combined company reporting losses. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that the combined company reports charges of this nature could contribute to negative market perceptions about the combined company or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which it may be subject or to be unable to obtain future financing on favorable terms or at all.

There can be no assurance that the combined company’s securities will be approved for listing on Nasdaq following the closing of the proposed business combination or that the combined company will be able to comply with the continued listing standards of Nasdaq.

In connection with the closing of the proposed Business Combination, it is anticipated that the combined company’s securities will be listed on Nasdaq. The combined company’s continued eligibility for listing on Nasdaq may depend on the number of our ordinary shares that are redeemed. If, after the proposed Business Combination, Nasdaq delists the combined company’s securities from trading on its exchange for failure to meet the listing standards, the combined company and its shareholders could face significant material adverse consequences including:

•      a limited availability of market quotations for the combined company’s securities;

•      a determination that the combined company shares are “penny stock” which will require brokers trading in the combined company shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the combined company shares;

•      a limited amount of analyst coverage; and

•      a decreased ability to issue additional securities or obtain additional financing in the future.

If the proposed Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities prior to the closing of the proposed Business Combination may decline. The market values of our securities at the time of the proposed Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of any proxy statement or registration statement, or the date on which our shareholders vote on the proposed Business Combination.

In addition, following the proposed Business Combination, fluctuations in the price of the combined company’s securities could contribute to the loss of all or part of your investment. Prior to the proposed Business Combination, there has not been a public market for the Betterware’s share capital. Accordingly, the valuation ascribed to Betterware may not be indicative of the price that will prevail in the trading market following the proposed Business Combination. If an active market for the combined company’s securities develops and continues, the trading price of the combined company’s securities following the proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which will be beyond the combined company’s control. Any of the factors listed below could have a material adverse effect on your investment in the combined company’s securities and the combined company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the combined company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the combined company’s securities may include:

•	actual or anticipated fluctuations in the combined company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about the combined company’s operating results;

•	success of competitors;

•	the combined company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the combined company;

•	operating and share price performance of other companies that investors deem comparable to the combined company;

•	the combined company’s ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting the combined company’s business;

•	the combined company’s ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving the combined company;

•	changes in the combined company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of the combined company shares available for public sale;

•	any major change in the combined company’s board of directors or management;

•	sales of substantial amounts of the combined company shares by the combined company’s directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the combined company’s securities irrespective of the combined company’s operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the combined company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the combined company could depress the combined company’s share price regardless of the combined company’s business, prospects, financial conditions or results of operations. A decline in the market price of the combined company’s securities also could adversely affect the combined company’s ability to issue additional securities and the combined company’s ability to obtain additional financing in the future.

Following the consummation of the proposed Business Combination, the combined company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the proposed Business Combination, the combined company will face increased legal, accounting, administrative and other costs and expenses as a public company that Betterware does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements from which foreign private issuers are not exempt will increase costs and make certain activities more time-consuming. A number of those requirements will require the combined company to carry out activities Betterware has not done previously. For example, the combined company will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the combined company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the combined company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the combined company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the combined company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The combined company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to it after the proposed Business Combination is consummated could have a material adverse effect on its business.

Betterware is not currently subject to Section 404 of the Sarbanes-Oxley Act. However, following the consummation of the proposed Business Combination, the combined company will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Betterware as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the proposed Business Combination. If the combined company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

The combined company will qualify as an emerging growth company within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make the combined company’s securities less attractive to investors and may make it more difficult to compare the combined company’s performance to the performance of other public companies.

The combined company will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the combined company will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The combined company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of its ordinary shares that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our ordinary shares in our initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the combined company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the combined company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find the combined company shares less attractive because the combined company will rely on these exemptions, which may result in a less active trading market for the combined company shares and their price may be more volatile.

Betterware’s management has limited experience in operating a public company.

Betterware’s executive officers have limited experience in the management of a publicly traded company. Betterware’s management team may not successfully or effectively manage its transition to a public company following the proposed Business Combination that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. Betterware currently may not have a complement of personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States and U.S. GAAP. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the combined company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Our initial shareholders have agreed to vote in favor of the proposed Business Combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased during or after our initial public offering, in favor of the proposed Business Combination. Our initial shareholders own approximately 22.6% of the outstanding ordinary shares. Accordingly, it is more likely that the necessary shareholder approval to complete the proposed Business Combination will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

In connection with the shareholder vote to approve the proposed Business Combination, we intend to offer each public shareholder the option to vote in favor of the proposed Business Combination and still seek conversion of his, her or its shares.

In connection with the shareholder vote to approve the proposed Business Combination, we intend to offer each public shareholder (but not our sponsor, officers or directors) the right to redeem his, her or its ordinary shares for cash (subject to the limitations described in our final prospectus, filed with the SEC on October 12, 2018) regardless of whether such shareholder votes for or against the proposed Business Combination. This ability to seek redemption of ordinary shares while voting in favor of our proposed Business Combination may make it more likely that we will consummate the proposed Business Combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he, she or it is voting for or against such proposed business combination, to demand that we redeem his, her or its shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s, or DTC’s, DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Our ability to successfully effect the proposed Business Combination and the combined company’s ability to be successful thereafter will be largely dependent upon the efforts of our key personnel, including the key personnel of Betterware, certain of whom are expected to join the combined company following the proposed Business Combination. While we intend to closely scrutinize any individuals the combined company is expected to engage after the proposed Business Combination, we cannot assure you that any assessment of these individuals will prove to be correct.

Our ability to successfully effect the proposed Business Combination is dependent upon the efforts of certain key personnel, including the key personnel of Betterware. Although we expect certain of such key personnel to remain with the combined company following the proposed Business Combination, there can be no assurance that they will do so. It is possible that we or Betterware will lose some key personnel, the loss of which could negatively impact the operations and profitability of the combined company. Furthermore, while we intend to closely scrutinize any individuals the combined company is expected to engage following the proposed Business Combination, we cannot assure you that any assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause the combined company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect the operations of the combined company.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by the public shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public shareholders in connection with our liquidation may be reduced.

Future issuances of equity securities may dilute the interests of our shareholders and reduce the price of our securities.

Any future issuance of our equity securities could dilute the interests of our then existing shareholders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities in connection with the proposed Business Combination or in the future, including pursuant to a private investment in public equity, or PIPE, or other offering of equity securities, for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions and other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons.

An investor may be subject to adverse U.S. federal income tax consequences in the event the IRS were to disagree with the U.S. federal income tax consequences of the proposed Business Combination to investors.

The Tax Cuts and Jobs Act of 2017, or the TCJA, and was signed into law on December 22, 2017. The TCJA changes many of the U.S. corporate and international tax provisions, and certain of the provisions are unclear. No ruling has been or will be requested from the IRS as to any U.S. federal income tax consequences of the proposed Business Combination to investors. The IRS may disagree with the combined company’s view of the expected U.S. federal income tax consequences of the proposed Business Combination, and its determination may be upheld by a court. Any such determination could subject an investor or the combined company to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local or non-U.S. tax laws, as well as U.S. federal tax laws.

Because we have no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the combined company’s board of directors and will depend on, among other things, the combined company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the combined company’s board of directors may deem relevant. In addition, the combined company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.

If, following the proposed Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the combined company, its business, or its market, or if they change their recommendations regarding the combined company shares adversely, the price and trading volume of the combined company shares could decline.

The trading market for the combined company shares will be influenced by the research and reports that industry or securities analysts may publish about the combined company, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the combined company. If no securities or industry analysts commence coverage of the combined company, the price and trading volume of the combined company shares would likely be negatively impacted. If any of the analysts who may cover the combined company change their recommendation regarding the combined company shares adversely, or provide more favorable relative recommendations about the combined company’s competitors, the price of the combined company shares would likely decline. If any analyst who may cover the combined company were to cease coverage of the combined company or fail to regularly publish reports on it, the combined company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

In connection with the proposed Business Combination, we intend to re-domicile out of the British Virgin Islands and continue as a company incorporated under the laws of Mexico. If we effect the redomiciliation in connection with the proposed Business Combination, Mexican law will likely govern many of the combined company’s material agreements and the combined company may not be able to enforce its legal rights.

In connection with the proposed Business Combination, we intend to re-domicile out of the British Virgin Islands and continue as a company incorporated under the laws of Mexico. If we effect the redomiciliation, Mexican law will likely govern many of the combined company’s material agreements. The system of laws and the enforcement of existing laws in Mexico may not be as certain in implementation and interpretation as in the United States or the British Virgin Islands. The inability to enforce or obtain a remedy under any of the combined company’s future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject the combined company to foreign regulations that could materially and adversely affect the combined company’s business.

If we effect the proposed Business Combination with Betterware, a company located in Mexico, Mexican law will likely govern many of the combined company’s material agreements and the combined company may not be able to enforce its legal rights.

If we effect the proposed Business Combination with Betterware, a company located in Mexico, Mexican law will likely govern many of the combined company’s material agreements relating to its operations. We cannot assure you that the combined company will be able to enforce any of its material agreements or that remedies will be available in Mexico. The system of laws and the enforcement of existing laws in Mexico may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of the combined company’s future agreements could result in a significant loss of business, business opportunities or capital.

Economic conditions and government policies in Mexico and elsewhere may have a material impact on the combined company’s operations.

A deterioration in Mexico’s economic condition, social instability, political unrest or other adverse social developments in Mexico could adversely affect the combined company’s business and financial condition. Those events could also lead to increased volatility in the foreign exchange and financial markets, thereby affecting the combined company’s ability to obtain new financing and service its debt.

In the past, Mexico has experienced several periods of slow or negative economic growth, high inflation, high interest rates, currency devaluation and other economic problems. These problems may worsen or reemerge, as applicable, in the future and could adversely affect the combined company’s business and ability to service its debt. A deterioration in international financial or economic conditions, such as a slowdown in growth or recessionary conditions in Mexico’s trading partners, including the United States, or the emergence of a new financial crisis, could have adverse effects on the Mexican economy, the combined company’s financial condition and its ability to service its debt.

Mexico has experienced a period of increasing criminal activity, which could affect the combined company’s operations.

In recent years, Mexico has experienced a period of increasing criminal activity, primarily due to the activities of drug cartels and related criminal organizations. In response, the Mexican Government has implemented various security measures and has strengthened its military and police forces aimed at decreasing incidents of theft and other criminal activity. Despite these efforts, criminal activity continues to exist in Mexico. These activities, their possible escalation and the violence associated with them, in an extreme case, may have a negative impact on the combined company’s financial condition and results of operations.

Economic and political developments in Mexico and the United States may adversely affect Mexican economic policy.

Political events in Mexico may significantly affect Mexican economic policy and, consequently, the combined company’s operations. Presidential and federal congressional elections in Mexico were held on July 1, 2018. Mr. Andrés Manuel López Obrador, a member of the Movimiento Regeneración Nacional (National Regeneration Movement, or Morena), was elected President of Mexico and took office on December 1, 2018, replacing Mr. Enrique Peña Nieto, a member of the Partido Revolucionario Institucional (Institutional Revolutionary Party, or PRI). The new President’s term will expire on September 30, 2024. The newly-elected members of the Mexican Congress took office on September 1, 2018. As of the date of this report, the National Regeneration Movement holds an absolute majority in the Chamber of Deputies.

The new administration and the Mexican Congress are discussing a number of reforms that could affect economic conditions in Mexico. Until any reform has been adopted and implemented, we cannot predict how these policies could impact the combined company’s results of operation and financial position. We cannot provide any assurances that political developments in Mexico will not have an adverse effect on the Mexican economy and, in turn, the combined company’s business, results of operations and financial condition, including the combined company’s ability to repay its debt.

Economic conditions in Mexico are highly correlated with economic conditions in the United States due to the physical proximity and the high degree of economic activity between the two countries generally, including the trade facilitated by NAFTA. As a result, political developments in the United States, including changes in the administration and governmental policies, can also have an impact on the exchange rate between the U.S. dollar and the Mexican peso, economic conditions in Mexico and the global capital markets.

On November 30, 2018, the presidents of Mexico, the United States and Canada signed the USMCA, which has only been ratified by Mexico. Once ratified by the legislatures of the three countries, the USMCA would replace NAFTA. As of the date of this report, there is uncertainty about whether the USMCA will be ratified by the United States and Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Any increase of import tariffs resulting from the implementation of the USMCA or the re-negotiation or termination of NAFTA could make it economically unsustainable for U.S. companies to import certain products if they are unable to transfer those additional costs onto consumers, which would increase the combined company’s expenses and decrease its revenues, even if domestic and international prices for its products remain constant. Higher tariffs on products that the combined company may export to the United States could also require the combined company to renegotiate its contracts or lose business, resulting in a material adverse impact on the combined company’s business and results of operations. In addition, because the Mexican economy is heavily influenced by the U.S. economy, policies that may be adopted by the U.S. government may adversely affect economic conditions in Mexico. These developments could in turn have an adverse effect on the combined company’s financial condition, results of operations and ability to repay its debt.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at Pedregal 24 piso 4, Colonia Molino del Rey, Delegación Miguel Hidalgo, 11040, Mexico City, Mexico. The cost for this space is included in the $7,500 per-month fee our sponsor began charging us for general and administrative services commencing on October 11, 2018 pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in Mexico City that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one ordinary share and one warrant and, commencing on October 12, 2018, trades on the Nasdaq Capital Market under the symbol “DDMXU.” The ordinary shares and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “DDMX” and “DDMXW,” respectively, on October 23, 2018.

Holders of Record

On September 20, 2019, there were approximately three holders of record of our units, 14 holders of record of our ordinary shares and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In July 2018, we issued 1,473,500 founder shares to our sponsor for $25,000 in cash, at a purchase price of approximately $0.02 per share. In September 2018, our sponsor forfeited 36,000 founder shares, resulting in an aggregate of 1,437,500 founder shares outstanding. In November 2018, our sponsor forfeited 46,250 founder shares following the expiration of the unexercised portion of the over-allotment option granted to the underwriters in connection with our initial public offering, thereby reducing the number of founder shares held by the sponsor to 1,391,250. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 11, 2018, the founder shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow until (x) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (y) with respect to the remaining 50% of such shares, one year after the date of our consummation of an initial business combination.

Simultaneously with the consummation of our initial public offering and the closing of the over-allotment option, we consummated private placements of 225,000 and 14,125 private units, respectively, to our sponsor at a price of $10.00 per private unit, generating total proceeds of $2,391,250. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D. The private units are identical to the units sold in our initial public offering except that the private warrants: (i) are not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by our sponsor or any of its permitted transferees. If the private warrants are held by holders other than our sponsor or any of its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Our sponsor agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination.

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 private units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described above.

Use of Proceeds from our Initial Public Offering

On October 16, 2018, we consummated our initial public offering of 5,000,000 units, with each unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination or October 16, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 565,000 units. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $55,650,000. EarlyBirdCapital acted as the sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-227423). The SEC declared the registration statement effective on October 11, 2018.

We paid a total of $1,391,250 in underwriting discounts and commissions and $548,670 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering, including the partial exercise of the underwriters’ over-allotment option, and the private placements was $56,101,330, of which $55,650,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 12, 2018.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated in the British Virgin Islands on July 23, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

In July 2018, we issued 1,473,500 founder shares to our sponsor for $25,000 in cash, at a purchase price of approximately $0.02 per share. In September 2018, our sponsor forfeited 36,000 founder shares, resulting in an aggregate of 1,437,500 founder shares outstanding. In November 2018, our sponsor forfeited 46,250 founder shares following the expiration of the unexercised portion of the over-allotment option granted to the underwriters in connection with our initial public offering, thereby reducing the number of founder shares held by the sponsor to 1,391,250.

The registration statement on Form S-1 (File No. 333-227423) for our initial public offering was declared effective by the SEC on October 11, 2018. On October 16, 2018, we consummated our initial public offering of 5,000,000 units, with each unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50 per share. On October 23, 2018, the underwriters for our initial public offering purchased an additional 565,000 units pursuant to the partial exercise of their over-allotment option. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $55,650,000.

Simultaneously with the consummation of our initial public offering and the closing of the over-allotment option, we consummated private placements of 225,000 and 14,125 private units, respectively, to our sponsor at a price of $10.00 per private unit, generating total proceeds of $2,391,250.

A total of $55,650,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placements was placed in the trust account, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution or liquidation expenses up to $50,000, as applicable.

Transaction costs amounted to $1,939,920, consisting of $1,391,250 of underwriting fees, and $548,670 of other costs. As of June 30, 2019, we had $175,830 in our operating bank accounts, $56,588,390 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $235,000.

Our units began trading on October 12, 2018 on the Nasdaq Capital Market under the symbol “DDMXU.” Commencing on October 23, 2018, the ordinary shares and warrants comprising the units began separate trading on the Nasdaq Capital Market under the symbols “DDMX” and “DDMXW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “DDMXU.”

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 private units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described elsewhere in this report.

We intend to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

The issuance of additional ordinary or preferred shares:

•	may significantly reduce the equity interest of our shareholders;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•	will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

 Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We have until April 16, 2020 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On August 2, 2019, we entered into the Business Combination Agreement with the Sellers, Betterware, BLSM and, solely for the purposes of Article XI therein, our sponsor, pursuant to which we agreed to merge with and into Betterware with Betterware surviving the Merger and BLSM becoming a wholly-owned subsidiary of the combined company. The Business Combination Agreement provides that we will purchase certain shares from the Sellers and thereafter consummate the Merger. At the effective time of the Merger, (i) we will pay to the Sellers the amount, if any, by which the amount in the trust account as of the closing of the Business Combination exceeds $25,000,000 up to a maximum of $30,000,000, (ii) all of the Betterware shares issued and outstanding immediately prior to the effective time of the Merger will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the trust account, the Sellers will be entitled to receive 28,700,000 combined company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of combined company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Business Combination Agreement) less the cash consideration amount received by the Sellers, divided by $10.00; provided, however, that a portion of such combined company shares will be held in trust to secure debt obligations of the combined company, and (iii) all of our ordinary shares issued and outstanding immediately prior to the effective time of the Merger will be canceled and exchanged for combined company shares on a one-for-one basis.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination and activities in connection with the proposed Business Combination with Betterware. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination. We are also incurring expenses in connection with our proposed Business Combination with Betterware.

For the period from July 23, 2018 (inception) through June 30, 2019, we had net income of $226,960 which consists of interest income on marketable securities held in the trust account of $928,015 and an unrealized gain on marketable securities held in the trust account of $10,375, offset by operating costs of $711,430.

Liquidity and Capital Resources

On October 16, 2018, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 225,000 private units to our sponsor at a price of $10.00 per private unit, generating gross proceeds of $2,250,000.

On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 565,000 units and the sale of an additional 14,125 private units, generating total gross proceeds of $5,791,250.

Following our initial public offering (including the partial exercise of the underwriters’ over-allotment option) and the sale of the private units, a total of $55,650,000 was placed in the trust account, and we had $638,806 of cash held outside of the trust account, after payment of costs related to our initial public offering, and available for working capital purposes. We incurred $1,939,920 in transaction costs, including $1,391,250 of underwriting fees and $548,670 of other costs.

As of June 30, 2019, we had marketable securities held in the trust account of $56,588,390 (including approximately $938,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any interest earned on the trust account.

For the period from July 23, 2018 (inception) through June 30, 2019, cash used in operating activities was $300,600. Net income of $226,960 was affected by interest earned on marketable securities held in the trust account of $928,015, an unrealized gain on marketable securities held in the trust account of $10,375 and changes in operating assets and liabilities, which provided $491,663 of cash in operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to our initial public offering and such amount of proceeds from our initial public offering that were placed in an account outside of the trust account for working capital purposes. As of June 30, 2019, we had $175,830 in our operating bank accounts, $56,588,390 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $235,000. In August 2019, DD3 Capital, an affiliate of our sponsor, committed to provide us an aggregate of $50,000 in loans. The loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into units that would be identical to the private units. In addition, one of our service providers has agreed to defer the payment of fees owed to them until the consummation of a business combination, which amounted to approximately $470,000 as of June 30, 2019. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of the consummation of a business combination or April 16, 2020, the date that we will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $7,500 for certain general and administrative services, including office space, utilities and administrative support. We began incurring these fees on October 11, 2018 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

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

Ordinary shares subject to redemption

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Martín M. Werner	56	Chairman of the Board and Chief Executive Officer
Jorge Combe	41	Director and Chief Operating Officer
Daniel Salim	27	Chief Financial Officer
Dr. Guillermo Ortiz	71	Director
Mauricio Espinosa	34	Director
Alan Smithers	56	Director
Pedro Solís Cámara	59	Director

Dr. Martín M. Werner, who has served as our Chief Executive Officer and Chairman of the Board since inception, is a founding partner of DD3 Capital. Prior to founding DD3 Capital in 2016, Dr. Werner worked at Goldman Sachs for 16 years (2000–2016) becoming a Managing Director in 2000 and a Partner in 2006. He was co-head of the Investment Banking Division for Latin America and the country head of the Mexico office. Dr. Werner continues to serve as the Chairman of the board of directors of Red de Carreteras de Occidente (RCO), which is one of Mexico’s largest private concessionaires and operates more than 760 kilometers of toll roads and is owned by Goldman Sachs Infrastructure Partners. Prior to his time with Goldman Sachs, Dr. Werner served in the Mexican Treasury Department as the General Director of Public Credit from 1995 to 1997, and as Deputy Minister from 1997 to 1999. Among his numerous activities, he was in charge of restructuring Mexico’s Public debt during the financial crisis of 1994 and 1995. Dr. Werner is the second largest investor of Banca Mifel, a leading mid-market Mexican bank with $3.3 billion in assets and a credit portfolio of $2.0 billion; he is also member of the Board of Directors of Grupo Comercial Chedraui, a leading supermarket chain in Mexico and the United States; the Board of Directors of Grupo Aeroportuario Centro Norte, one of Mexico’s largest airport operators; and he is a member of Yale University’s School of Management Advisory Board. Dr. Werner holds a bachelor degree in economics from Instituto Tecnologico Autonomo de Mexico (ITAM) and a Ph.D. in economics from Yale University.

Jorge Combe, who has served as our Chief Operating Officer since inception and as a director since October 2018, is a founding partner of DD3 Capital. He was a former Managing Director in the Investment Banking Division of Goldman Sachs in Mexico City from 2010 to 2017. While at Goldman Sachs, Mr. Combe covered companies across the Latin American region and lead several initial equity offerings, mergers and acquisitions, structured financing notes and debt offerings transactions in the Mexican and Latin American markets. Prior to joining Goldman Sachs, Mr. Combe was a vice president in the investment banking division in Merrill Lynch from 2009 to 2010. He had also worked at GP Investimentos from 2008 to 2009, one of the leading Brazilian private equity firms, where Mr. Combe was part of the founding investment team and analyzed multiple investment opportunities as well as supervising the portfolio company, Fogo de Chao. Prior to GP Investimentos, Mr. Combe worked for Credit Suisse as an associate in the equity capital markets group where he was involved in over 20 equity offerings for Latin American companies. Mr. Combe began his career at Banco Banorte as floor equity trader, where he held various positions in Mexico and New York. Mr. Combe is a member of the Board of Directors in Quiero Casa, a leading real estate residential developer in Mexico; and has earned an MBA from the Wharton Business School at the University of Pennsylvania and a Bachelor of Science in economics from Instituto Tecnologico Autonomo de Mexico (ITAM).

Daniel Salim, who has served as our Chief Financial Officer since inception, has been the member of the DD3 Capital team in charge of analyzing the deal flow and execution of mergers and acquisitions, equity raising, advisory and debt raising since 2017. From 2015 to 2017, Mr. Salim worked for Bank of Tokyo-Mitsubishi in their Latin America Corporate & Investment Banking Group, where he evaluated project finance and acquisition opportunities involving Mexican blue-chip and state-owned companies, across the Americas, in the renewable energy, petrochemicals and oil and gas sectors. From 2013 to 2015, he served as an analyst at HR Ratings, a local rating agency covering medium and large companies in the retail, real state, consumer, manufacturing and entertainment industries. Mr. Salim received a Bachelor in Finance and Accounting from Universidad Anahuac Norte and is currently a chartered financial analyst candidate.

Dr. Guillermo Ortiz, who has served on our board of directors as an independent director since October 2018, has served as Chairman of BTG Pactual Latin America ex-Brazil, a leading Brazilian financial services company with operations throughout Latin America, the U.S. and Europe, since 2015. Prior to joining BTG, from 2010 to 2015, he was Chairman of the Board of Grupo Financiero Banorte-Ixe, the largest independent Mexican financial institution. Dr. Ortiz also served two consecutive six-year terms as Governor of Mexico’s Central Bank from 1998 to 2009. From 1994 to 1997, Dr. Ortiz served as Secretary of Finance and Public Credit in the Mexican Federal Government where he guided Mexico through the “Tequila” crisis and contributed to the stabilization of the Mexican economy, helping return the nation to growth in 1996. He has served on the Board of Directors of the International Monetary Fund, the World Bank and the Interamerican Development Bank. Dr. Ortiz is Chairman of the Pe Jacobsson Foundation, a member of Group of Thirty, Board of Directors of the Center for Financial Stability, Board of Directors of the Globalization and Monetary Policy Institute, Board of Directors in the Federal Reserve Bank of Dallas and Board of Directors of China’s International Finance Forum. He is also an Officer of Zurich Insurance Group Ltd. and a Member of the Board of Directors of Wetherford International, a leading company in the oil and equipment industry, as well as of a number of Mexican companies, including Aeropuertos del Sureste, one of Mexico’s largest airport operators, Mexichem, a global leading petrochemical group, and Vitro, a leading glass manufacturer company in Mexico. Dr. Ortiz is also a member of the Quality of Life Advisory Board of the Government of Mexico City. Dr. Ortiz holds a bachelor’s degree in economics from Universidad Nacional Autónoma de México (UNAM), a master’s degree and a Ph.D. in economics from Stanford University.

Mauricio Espinosa, who has served on our board of directors as an independent director since October 2018, is a founding partner of Kue Capital, a family office headquartered in Mexico City and formed in 2016 that is focused on asset management and direct private equity. He is responsible for deal flow origination and execution of investments in the real estate, food, energy, assisted living and search funds sectors. Prior to founding Kue Capital, Mr. Espinosa worked at Grupo Rimsa from 2010 to 2017. Grupo Rimsa is a leading pharmaceutical manufacturing and distribution company in Mexico, with intellectual property, assets and pharmaceutical patents in Latin America and Europe. Mr. Espinosa served in several different roles at Grupo Rimsa, including, M&A Director, Business Development Director and Strategic Planning Manager. Mr. Espinosa led the management and coordination of the sale of Grupo Rimsa to Teva Pharmaceuticals. Additionally, Mr. Espinosa is a member of the following: the Board of Directors of Across, a Mexican private jet company; the Board of Directors of Banorte, the largest independent Mexican financial institution; the Board of Directors of Fondo Reciclaje Urbano, a Real Estate fund and is also the founder and a member of the Board of Directors of Plan Maestro NFP, an association focused on educating Mexican children, which has over 175,000 affiliates. Mr. Espinosa holds a bachelor’s degree in industrial engineering from Universidad Iberoamericana de Mexico.

Alan Smithers, who has served on our board of directors as an independent director since October 2018, has been the chief executive officer and chairman of Investigación Farmacéutica, S.A. de C.V. (IFA Celtics), a Mexican pharmaceutical company with more than 50 years of experience focused on providing therapeutic alternatives to different conditions, since 2011. From 1996 to 2011, Mr. Smithers was a founding partner of Columbus de Mexico, S.A. de C.V., an asset management company with more than MX$13 billion in assets under management. From 1991 to 1995, Mr. Smithers was Director of Capital Markets at Banco Nacional de Mexico S.A. (currently Citibanamex), where he was member of the placement team of the first instrument in Mexican pesos placed abroad through an operation named by “Latin Finance” as the Latin American Bond of the Year in 1993. Mr. Smithers was Director of Capital Markets at Acciones y Valores de Mexico, S.A. de C.V. Casa de Bolsa from 1985 to 1991. Mr. Smithers holds a bachelor’s degree in economics from Instituto Tecnologico Autonomo de Mexico (ITAM).

Pedro Solís Cámara, who has served on our board of directors as an independent director since October 2018, is a founding partner and director of Solís Cámara y Cia, S.C. and Solís Cámara, López Guerrero, S.C., which are tax advisory firms headquartered in Mexico City and formed in 1991. Prior to founding Solís Cámara y Cia, S.C. and Solís Cámara, López Guerrero, S.C., Mr. Solís Cámara worked at Galaz, Carstens, Chavero y Yamazaki (currently Deloitte) from 1981 to 1986, where he was the head of Grupo SARE’s tax department. From 1986 to 1991, he worked as an independent tax advisor at Solís Cámara, Escobar y Compañia, S.C. Mr. Solís Cámara has also worked in the academic field as a part-time professor at Instituto Tecnológico Autónomo de Mexico (ITAM) from 1985 to 2015 and has given numerous conferences on tax issues in panels and events of the most varied nature. From 1995 and 1996, he served as member of the Fiscal Advisory Council on property tax of the Treasury of Distrito Federal, and from 2013 to 2014, he was part of the Training Group of the Tax Administration System (SAT). Mr. Solís Cámara is an active partner and member of the Fiscal Commission of Colegio de Contadores Públicos de México, A.C. Additionally, he is member of Instituto Mexicano de Contadores Públicos, A.C., of the IFA Grupo Mexico and of the International Fiscal Association. Currently, Mr. Solís Cámara is an owner advisor for several companies, among which are: Bardahl de Mexico S.A. de C.V., Grupo Ambrosia, La Era Natural, Don Apoyo, S.A.P.I. de C.V., Grupo Dinero Práctico, Grupo Gicsa S.A.B. de C.V., Day Asesores, Fibra Plus and Latam Hotel Corporation LTD.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Solís Cámara and Mr. Smithers, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Combe and Mr. Espinosa, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Werner and Dr. Ortiz, will expire at the third annual meeting.

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate, including a chairman of the board, a chief executive officer, a president, a chief financial officer, one or more vice-presidents, secretaries and treasurers and such other officers as may from time to time be considered necessary or expedient.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

Our audit committee consists of Mr. Solís Cámara (chairman), Dr. Ortiz and Mr. Espinosa, each of whom is an independent director under Nasdaq’s listing standards. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Solís Cámara qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

Our nominating committee consists of Dr. Ortiz (chairman), Mr. Smithers and Mr. Espinosa, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to our board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our compensation committee consists of Dr. Ortiz (chairman), Mr. Solís Cámara and Mr. Smithers, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Nominating Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on October 11, 2018 through the acquisition of a target business, we are obligated to pay our sponsor an aggregate fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the $7,500 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of September 20, 2019, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 7,223,200 ordinary shares outstanding on September 20, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Dr. Martín M. Werner(2)	622,100	8.6%
Jorge Combe(2)	622,100	8.6%
Daniel Salim(3)	25,000	*
Dr. Guillermo Ortiz(3)	317,075	4.4%
Mauricio Espinosa(3)	5,000	*
Alan Smithers(3)	5,000	*
Pedro Solís Cámara(3)	5,000	*
All directors and executive officers as a group (seven individuals)	1,409,975	19.5%
The K2 Principal Fund, L.P.(4)	420,780	5.8%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is Pedregal 24, 4th Floor, Colonia Molino del Rey, Del. Miguel Hidalgo, 11040 Mexico City, Mexico.

(2)	Includes 191,300 shares held by our sponsor that are beneficially owned by Dr. Werner, our Chairman and Chief Executive Officer, and Mr. Combe, our Chief Operating Officer, each of whom shares voting power with respect to our sponsor. Each of Dr. Werner and Mr. Combe disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(3)	Such individual also has a pecuniary interest in our ordinary shares through an ownership interest in our sponsor.

(4)	According to a Schedule 13G filed with the SEC on September 4, 2019, on behalf of The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. Mr. Gosselin is Vice President of SKI, Secretary of Genpar 2017, and President of K2 & Associates, and exercises ultimate voting and investment powers over the securities that are held of record by the Fund. The business address of this shareholder is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2018, we issued 1,473,500 founder shares to our sponsor for $25,000 in cash, at a purchase price of approximately $0.02 per share. In September 2018, our sponsor forfeited 36,000 founder shares, resulting in an aggregate of 1,437,500 founder shares outstanding. In November 2018, our sponsor forfeited 46,250 founder shares following the expiration of the unexercised portion of the over-allotment option granted to the underwriters in connection with our initial public offering, thereby reducing the number of founder shares held by the sponsor to 1,391,250.

On October 11, 2018, the founder shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow until (x) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (y) with respect to the remaining 50% of such shares, one year after the date of our consummation of an initial business combination.

On October 16, 2018, our sponsor advance funded $187,500 to the trust account in anticipation of the additional amount it intended to pay for additional private units upon the underwriters’ exercise of the over-allotment option. In connection with the underwriters’ partial exercise of their over-allotment option on October 23, 2018, we applied $141,250 of the advance payment made by our sponsor already deposited into the trust account and returned the balance of $46,250 to our sponsor.

Simultaneously with the consummation of our initial public offering and the closing of the over-allotment option, we consummated private placements of 225,000 and 14,125 private units, respectively, to our sponsor at a price of $10.00 per private unit, generating total proceeds of $2,391,250. A total of $55,650,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placements was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee. The private units are identical to the units sold in our initial public offering except that the private warrants: (i) are not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by our sponsor or any of its permitted transferees. If the private warrants are held by holders other than our sponsor or any of its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Our sponsor agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination.

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 private units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described above.

In order to meet our working capital needs, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment.

The holders of our founder shares as well as the holders of the private units and any units our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement entered into on October 11, 2018. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our sponsor loaned us an aggregate of $133,575 in connection with the expenses of our initial public offering, pursuant to the terms of a promissory note. We fully repaid the loans from our sponsor on October 17, 2018. In August 2019, DD3 Capital, an affiliate of our sponsor, committed to provide us an aggregate of $50,000 in loans. The loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into units that would be identical to the private units.

Our sponsor has agreed that, commencing on October 11, 2018 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay our sponsor $7,500 per month for these services. We believe, based on rents and fees for similar services in the Mexico City metropolitan area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $7,500 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to our Audit Committee Charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dr. Ortiz and Messrs. Espinosa, Smithers and Solís Cámara are “independent directors” as defined in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 23, 2018 (inception) through June 30, 2019 totaled $82,240. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

 Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from July 23, 2018 (inception) through June 30, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended June 30, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended June 30, 2019.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated October 11, 2018, between the Registrant and EarlyBirdCapital, Inc.
1.2(1)	Business Combination Marketing Agreement, dated October 11, 2018, between the Registrant and EarlyBirdCapital, Inc.
2.1(2)	Combination and Stock Purchase Agreement, dated as of August 2, 2019, by and among the Registrant, Campalier, S.A. de C.V., Promotora Forteza, S.A. de C.V., Strevo, S.A. de C.V., Betterware de México, S.A. de C.V., BLSM Latino América Servicios, S.A. de C.V., and, solely for the purposes of Article XI, the Registrant’s sponsor.
2.2(2)	Form of Merger Agreement.
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(3)	Specimen Unit Certificate.
4.2(3)	Specimen Ordinary Share Certificate.
4.3(3)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated October 11, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(1)	Letter Agreement, dated October 11, 2018, from each of the Registrant’s sponsor, officers and directors.
10.2(1)	Investment Management Trust Agreement, dated October 11, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated October 11, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the Registrant’s sponsor.
10.4(1)	Registration Rights Agreement, dated October 11, 2018, between the Registrant and the Registrant’s sponsor.
10.5(1)	Subscription Agreement for private units, dated October 11, 2018, between the Registrant and the Registrant’s sponsor.
10.6(1)	Administrative Services Agreement, dated October 11, 2018, between the Registrant and the Registrant’s sponsor.
10.7(1)	Form of Unit Purchase Option.
10.8(3)	Promissory Note, dated July 27, 2018, issued to the Registrant’s sponsor.
14(3)	Code of Ethics.
24*	Power of Attorney (included on signature page).
99.1(3)	Audit Committee Charter.

99.2(3)	Compensation Committee Charter.
99.3(3)	Nominating Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2018.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2019.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on September 28, 2018.

DD3 ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DD3 Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DD3 Acquisition Corp. (the “Company”) as of June 30, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 23, 2018 (inception) through June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the period from July 23, 2018 (inception) through June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
September 20, 2019

DD3 ACQUISITION CORP.

BALANCE SHEET

JUNE 30, 2019

ASSETS
Current Assets
Cash	$175,830
Prepaid expenses and other current assets	80,833
Total Current Assets	256,663

Marketable securities held in Trust Account	56,588,390
Total Assets	$56,845,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$491,663
Total Current Liabilities	491,663

Commitments

Ordinary shares subject to possible redemption, 5,050,181 shares at redemption value	51,353,389

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,173,019 shares issued and outstanding (excluding 5,050,181 shares subject to possible redemption)	4,773,041
Retained earnings	226,960
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,845,053

The accompanying notes are an integral part of the financial statements.

DD3 ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH JUNE 30, 2019

Operating costs	$711,430
Loss from operations	(711,430)

Other income:
Interest income	928,015
Unrealized gain on marketable securities held in the Trust Account	10,375
Other income	938,390

Net Income	$226,960

Weighted average shares outstanding, basic and diluted (1)	1,889,222

Basic and diluted net loss per ordinary share (2)	$(0.33)

(1)	Excludes an aggregate of up to 5,050,181 shares subject to possible redemption
(2)	Excludes interest income of $851,589 attributable to shares subject to possible redemption for the period from July 23, 2018 (inception) through June 30, 2019 (see Note 2).

The accompanying notes are an integral part of the financial statements.

DD3 ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH JUNE 30, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 23, 2018 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	1,473,500	25,000	—	25,000

Sale of 5,565,000 Units, net of underwriting discounts and offering costs	5,565,000	53,685,080	—	53,685,080

Sale of 239,125 Private Units	239,125	2,391,250	—	2,391,250

Issuance of 27,825 Representative Shares	27,825	—	—	—

Sale of Unit Purchase Option	—	100	—	100

Forfeiture of Founder Shares	(82,250)	—	—	—

Ordinary shares subject to possible redemption	(5,050,181)	(51,328,389)	—	(51,328,389)

Net income	—	—	226,960	226,960

Balance – June 30, 2019	2,173,019	$4,773,041	$226,960	$5,000,001

The accompanying notes are an integral part of the financial statements.

DD3 ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH JUNE 30, 2019

Cash Flows from Operating Activities:
Net income	$226,960
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(10,375)
Interest earned on marketable securities held in Trust Account	(928,015)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(80,833)
Accounts payable and accrued expenses	491,663
Net cash used in operating activities	(300,600)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,650,000)
Net cash used in investing activities	(55,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	54,258,750
Proceeds from sale of Private Units	2,391,250
Proceeds from Unit Purchase Option	100
Advances from related party	232,500
Repayment of advances from related party	(232,500)
Proceeds from promissory note – related party	145,435
Repayment of promissory note – related party	(145,435)
Payment of offering costs	(548,670)
Net cash provided by financing activities	56,126,430

Net Change in Cash	175,830
Cash – Beginning – July 23, 2018 (inception)	—
Cash – Ending	$175,830

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$51,122,870
Change in value of ordinary shares subject to possible redemption	$230,519

The accompanying notes are an integral part of the financial statements.

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced any operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with Betterware de México, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Betterware”) (see Note 9).

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

Transaction costs relating to the Initial Public Offering amounted to $1,939,920, consisting of $1,391,250 of underwriting fees and $548,670 of offering costs. In addition, as of June 30, 2019, $175,830 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $175,830 in its operating bank accounts, $56,588,390 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $235,000. In August 2019, DD3 Capital Partners S.A. de C.V., an affiliate of the Sponsor, committed to provide an aggregate of $50,000 in loans to the Company. The loans, as well as any future loans that may be made by the Sponsor and/or its affiliates or Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units. In addition, one of the Company’s service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $470,000 as of June 30, 2019. Such fees are included in accrued expenses in the accompanying balance sheet at June 30, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination or April 16, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019.

Marketable securities held in Trust Account

At June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,804,125 ordinary shares and (2) 250,000 ordinary shares and warrants to purchase 250,000 ordinary shares in the unit purchase option sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (and its designees), in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

For the Period from July 23, 2018 (inception) through June 30, 2019
Net income	$226,960
Less: Income attributable to shares subject to possible redemption	(851,589)
Adjusted net loss	$(624,629)

Weighted average shares outstanding, basic and diluted	1,889,222

Basic and diluted net loss per share	$(0.33)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 225,000 Private Units at a price of $10.00 per Private Unit, or $2,250,000 in the aggregate. On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 14,125 Private Units to the Sponsor, generating gross proceeds of $141,250. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. The Sponsor agreed not to transfer, assign or sell any of the Private Units and underlying securities (except to certain permitted transferees) until after the completion of a Business Combination. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Related Party Advances

On October 16, 2018, the Sponsor advance funded $187,500 to the Trust Account in anticipation of the additional amount they intended to pay for additional Private Units upon the underwriters’ exercise of the over-allotment option. In connection with the underwriters’ partial exercise of their over-allotment option on October 23, 2018, the Company applied $141,250 of the advance payment made by the Sponsor already deposited into the Trust Account and returned the balance of $46,250 to the Sponsor.

Promissory Note – Related Party

On July 27, 2018, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2018 or (ii) the consummation of the Initial Public Offering. The outstanding balance of $145,435 on the Promissory Note was repaid in full on October 17, 2018.

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on October 11, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services. For the period from July 23, 2018 (inception) through June 30, 2019, the Company incurred $63,750 in fees for these services, of which $3,750 is included in accrued expenses in the accompanying balance sheet.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2019, there were 2,173,019 shares issued and outstanding, excluding 5,050,181 ordinary shares subject to possible redemption.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$56,588,390

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In July 2019, the Sponsor transferred all of the outstanding Founder Shares and 47,825 Private Units to certain of the Company's directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the transfer, voting and other restrictions applicable to the Sponsor described above (see Notes 4 and 5).

In August 2019, DD3 Capital Partners S.A. de C.V., an affiliate of the Sponsor, committed to provide an aggregate of $50,000 in loans to the Company. The loans, as well as any future loans that may be made by the Sponsor and/or its affiliates or Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units.

Business Combination Agreement

On August 2, 2019, the Company entered into a Combination and Stock Purchase Agreement (the “Agreement”) with Campalier, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Campalier”), Promotora Forteza, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Forteza”), Strevo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Strevo”, and together with Campalier and Forteza, “Sellers”), Betterware, BLSM Latino América Servicios, S.A. de C.V., a Mexican sociedad anónima de capital variable (“BLSM”), and, solely for the purposes set forth in Article XI of the Agreement, the Sponsor, pursuant to which the Company agreed to merge (the “Merger”) with and into Betterware in a Business Combination (the “Transaction”) that will result in Betterware surviving the Merger (the “Surviving Company”) and BLSM becoming a wholly-owned subsidiary of the Surviving Company.

The Agreement provides that, prior to the closing of the transactions contemplated by the Agreement (the “Closing”), the Company will redomicile out of the British Virgin Islands and continue as a Mexican corporation pursuant to Section 184 of the BVI Business Companies Act, 2004, and Article 2 of the Mexican General Corporations Law (Ley General de Sociedades Mercantiles).

The Agreement provides that, at the effective time of the Merger pursuant to the Merger Agreement (the “Effective Time”):

(i)	The Company will pay to the Sellers the amount, if any, by which the amount in the Trust Account as of the Closing exceeds $25,000,000 up to a maximum of $30,000,000;

DD3 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(ii)	all of the Betterware shares issued and outstanding immediately prior to the Effective Time will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the Trust Account, the Sellers will be entitled to receive 28,700,000 Surviving Company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of Surviving Company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Agreement) less the cash consideration amount received by the Sellers, divided by $10.00; provided, however, that a portion of such Surviving Company shares will be held in trust to secure debt obligations of the Surviving Company; and

(iii)	all of the Company’s ordinary shares issued and outstanding immediately prior to the Effective Time will be canceled and exchanged for Surviving Company shares on a one-for-one basis.

The Transaction will be consummated subject to the closing conditions and deliverables as further described in the Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DD3 ACQUISITION CORP.

/s/ Martín Werner
Name:	Martín Werner
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Salim
Name:	Daniel Salim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 20, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martín Werner and Jorge Combe, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martín Werner	Chairman of the Board and Chief Executive Officer	September 20, 2019
Martín Werner	(Principal Executive Officer)

/s/ Jorge Combe	Director and Chief Operating Officer	September 20, 2019
Jorge Combe

/s/ Daniel Salim	Chief Financial Officer	September 20, 2019
Daniel Salim	(Principal Financial and Accounting Officer)

/s/ Guillermo Ortiz	Director	September 20, 2019
Guillermo Ortiz

/s/ Mauricio Espinosa	Director	September 20, 2019
Mauricio Espinosa

/s/ Alan Smithers	Director	September 20, 2019
Alan Smithers

/s/ Pedro Solís Cámara	Director	September 20, 2019
Pedro Solís Cámara