Form 10-Q
period 2019-09-30
DD3 Acquisition Corp.
filed 2019-11-15
CIK 1748252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 7,223,200 ordinary shares, no par value, issued and outstanding.

DD3 ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2019 and for the Period from July 23, 2018 (inception) through September 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2019 and for the Period from July 23, 2018 (inception) through September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months September 30, 2019 and for the Period from July 23, 2018 (inception) through September 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DD3 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$61,200	$175,830
Prepaid expenses and other current assets	49,583	80,833
Total Current Assets	110,783	256,663

Marketable securities held in Trust Account	56,900,557	56,588,390
Total Assets	$57,011,340	$56,845,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$570,613	$491,663
Total Current Liabilities	570,613	491,663

Commitments

Ordinary shares subject to possible redemption, 5,031,016 and 5,050,181 shares at redemption value as of September 30, 2019 and June 30, 2019, respectively	51,440,721	51,353,389

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,192,184 and 2,173,019 shares issued and outstanding (excluding 5,031,016 and 5,050,181 shares subject to possible redemption) as of September 30, 2019 and June 30, 2019, respectively	5,136,726	4,773,041
(Accumulated deficit) / Retained earnings	(136,720)	226,960
Total Shareholders’ Equity	5,000,006	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,011,340	$56,845,053

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the Period from July 23, 2018 (inception) through September 30, 2018
Formation and operating costs	$224,830	$3,585
Share based compensation	451,017	—
Loss from operations	(675,847)	(3,585)

Other income:
Interest income	303,822	—
Unrealized gain on marketable securities held in the Trust Account	8,345	—
Other income, net	312,167	—

Net Loss	$(363,680)	$(3,585)

Weighted average shares outstanding, basic and diluted (1)	2,173,019	1,250,000

Basic and diluted net loss per ordinary share (2)	$(0.30)	$(0.00)

(1)	Excludes an aggregate of 5,031,016 shares subject to possible redemption at September 30, 2019 and an aggregate of up to 187,500 shares at September 30, 2018 that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Excludes interest income of $282,199 attributable to shares subject to possible redemption for the three months ended September 30, 2019.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – July 23, 2018 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	1,473,500	25,000	—	25,000

Forfeiture of Founder Shares	(36,000)	—	—	—

Net loss	—	—	(3,585)	(3,585)

Balance – September 30, 2018 (unaudited)	1,437,500	$25,000	$(3,585)	$21,415

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Retained Earnings/ (Accumulated)	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – June 30, 2019	2,173,019	$4,773,041	$226,960	$5,000,001

Change in value of ordinary shares subject to possible redemption	19,165	(87,332)	—	(87,332)

Share based compensation contributed by shareholder	—	451,017	—	451,017

Net loss	—	—	(363,680)	(363,680)

Balance – September 30, 2019 (unaudited)	2,192,184	$5,136,726	$(136,720)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,	For the Period from July 23, 2018 (inception) Through September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(363,680)	$(3,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(8,345)	—
Interest earned on marketable securities held in Trust Account	(303,822)	—
Share based compensation expense contributed by shareholder	451,017	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,250	—
Accounts payable and accrued expenses	78,950	—
Net cash used in operating activities	(114,630)	(3,585)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from promissory note – related party	—	133,575
Payment of offering costs	—	(129,990)
Net cash provided by financing activities	—	28,585

Net Change in Cash	(114,630)	25,000
Cash – Beginning	175,830	—
Cash – Ending	$61,200	$25,000

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$87,332	$—
Deferred offering costs included in accrued offering costs	$—	$14,405

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, the Company had not yet commenced any operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with Betterware de México, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Betterware”) (see Note 9).

The registration statement for the Company’s Initial Public Offering was declared effective on October 11, 2018. On October 16, 2018, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, DD3 Mex Acquisition Corp (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 4.

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

Transaction costs relating to the Initial Public Offering amounted to $1,939,920, consisting of $1,391,250 of underwriting fees and $548,670 of offering costs. In addition, as of September 30, 2019, $61,200 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

The Sponsor and its permitted transferees have agreed (a) to vote their Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and its permitted transferees will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, the Company had $61,200 in its operating bank accounts, $56,900,557 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $459,830. In August 2019, DD3 Capital Partners S.A. de C.V., an affiliate of the Sponsor, committed to provide an aggregate of $50,000 in loans to the Company. In October 2019, the commitment was replaced by an aggregate commitment of $135,000 from DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor. The loans, as well as any future loans that may be made by the Sponsor and/or its affiliates or the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units. In addition, one of the Company’s service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $470,000 as of September 30, 2019. Such fees are included in accrued expenses in the accompanying balance sheet at September 30, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination or April 16, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 as filed with the SEC on September 20, 2019, which contains the Company’s audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The interim results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended June 30, 2020 or for any future interim periods.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and June 30, 2019.

Marketable securities held in Trust Account

At September 30, 2019 and June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands and Mexico are the Company’s major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and June 30, 2019.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares for the period from July 23,2018 (inception) through September 30, 2018 were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Ordinary shares subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,804,125 ordinary shares and (2) 250,000 ordinary shares and warrants to purchase 250,000 ordinary shares in the unit purchase option sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (and its designees), in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months Ended September 30, 2019	For the Period from July 23, 2018 (inception) through September 30, 2018
Net loss	$(363,680)	$(3,585)
Less: Income attributable to shares subject to possible redemption	(282,199)	—
Adjusted net loss	$(645,879)	$(3,585)

Weighted average shares outstanding, basic and diluted	2,173,019	1,250,000

Basic and diluted net loss per share	$(0.30)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2018, the Company issued an aggregate of 1,473,500 founder shares to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000 in cash. In September 2018, the Sponsor forfeited 36,000 Founder Shares, resulting in an aggregate of 1,437,500 shares outstanding. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares included in the Private Units, Representative Shares (as defined in Note 7)). As a result of the underwriters’ election to partially exercise their over-allotment option on October 23, 2018, 141,250 Founder Shares are no longer subject to forfeiture. The underwriters’ elected not to exercise the remaining portion of the over-allotment option, which expired on November 25, 2018, and, as a result, 46,250 Founder Shares were forfeited.

In July 2019, the Sponsor transferred all of the outstanding Founder Shares and 47,825 Private Units to certain of the Company's directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the transfer, voting and other restrictions applicable to the Sponsor. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," the Company recorded a $451,017 share based compensation cost with a credit to additional paid-in capital at July 2, 2019 for the fair value of 45,000 shares transferred under this arrangement (approximately $10.02 per share on July 2, 2019).

The Sponsor and its permitted transferees have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, (1) with respect to 50% of the Founder Shares, the earlier of  (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as such amount may be adjusted) for any 20 trading days within any 30-trading day period commencing after a Business Combination, and (2) with respect to the remaining 50% of the Founder Shares, one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on October 11, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services. For the three months ended September 30, 2019, the Company incurred $22,500 in fees for these services. As of September 30, 2019 and June 30, 2019, there was $11,250 and $3,750 of such fees included in accrued expenses in the accompanying condensed balance sheets.

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

In August 2019, DD3 Capital Partners S.A. de C.V., an affiliate of the Sponsor, committed to provide an aggregate of $50,000 in loans to the Company. In October 2019, the commitment was replaced by an aggregate commitment of $135,000 from DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor. Any loans that may be made by the Sponsor and/or its affiliates or Company’s officers and directors (or their affiliates) will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The Agreement provides that, at the effective time of the Merger pursuant to the Merger Agreement (defined below) (the “Effective Time”):

(i)	The Company will pay to the Sellers the amount, if any, by which the amount in the Trust Account as of the Closing exceeds $25,000,000 up to a maximum of $30,000,000;

(ii)	all of the Betterware shares issued and outstanding immediately prior to the Effective Time will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the Trust Account, the Sellers will be entitled to receive 28,700,000 Surviving Company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of Surviving Company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Agreement) less the cash consideration amount received by the Sellers, divided by $10.00; provided, however, that a portion of such Surviving Company shares will be held in trust to secure debt obligations of the Surviving Company, which will represent all of the Surviving Company shares received by the Sellers; and

(iii)	all of the Company’s ordinary shares issued and outstanding immediately prior to the Effective Time will be canceled and exchanged for Surviving Company shares on a one-for-one basis.

The Transaction will be consummated subject to the closing conditions and deliverables as further described in the Agreement.

The Merger Agreement

In connection with, and as a condition to the consummation of, the Transaction, Betterware and the Company will enter into a Merger Agreement (the “Merger Agreement”) on the date of the Closing. Pursuant to the terms of the Merger Agreement, the Company will merge with and into Betterware, Betterware will continue as the Surviving Company, the separate corporate existence of the Company will cease and BLSM will become a wholly-owned subsidiary of the Surviving Company. At the Effective Time, (i) all of the Company's ordinary shares issued and outstanding immediately prior to the Effective Time will be canceled and exchanged for shares of the Surviving Company on a one-for-one basis and (ii) all of the Betterware shares issued and outstanding immediately prior to the Effective Time will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the Trust Account, the Sellers will be entitled to receive 28,700,000 Surviving Company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of Surviving Company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Agreement) less the cash consideration amount received by the Sellers, divided by $10.00.

The Registration Rights Agreement

In connection with, and as a condition to the consummation of, the Transaction, the Company, Betterware and certain persons and entities that will receive securities of the Surviving Company in exchange for certain existing securities of the Company and Betterware and BLSM upon consummation of the Merger (collectively, the “Holders”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) on the date of the Closing. Pursuant to the terms of the Registration Rights Agreement, the Surviving Company will be obligated to file a shelf registration statement to register the resale of certain securities of the Surviving Company held by the Holders. The Registration Rights Agreement will also provide the Holders with demand, “piggy-back” and Form F-3 registration rights, subject to certain minimum requirements and customary conditions.

The Lock-Up Agreements

In connection with, and as a condition to the consummation of, the Transaction, (i) certain persons and entities who will hold shares of the Surviving Company upon consummation of the Merger (the “Members”) will enter into a Member Lock-Up Agreement (the “Member Lock-Up Agreement”), and (ii) certain members of the Surviving Company's management team (“Management”) will enter into a Management Lock-Up Agreement (the “Management Lock-Up Agreement” and, together with the Member Lock-Up Agreement, the “Lock-Up Agreements”), in each case, on the date of the Closing, pursuant to which the Members and Management will agree not to transfer any shares of the Surviving Company held by them for a period of six or twelve months, as applicable, after the Closing, subject to certain limited exceptions.

On September 23, 2019, the Company, the Sellers, Betterware, BLSM and the Sponsor entered into an Amendment Agreement to the Combination and Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the definition of “Companies Valuation” under Article I of the Agreement was revised to eliminate the inclusion of Net Debt (as defined in the Agreement) in such valuation. Other than as modified pursuant to the Amendment, the Agreement remains in full force and effect.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2019 and June 30, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2019 and June 30, 2019, there were 2,192,184 and 2,173,019 shares issued and outstanding, excluding 5,031,016 and 5,050,181 ordinary shares subject to possible redemption, respectively.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Unit Purchase Option

On October 16, 2018, the Company sold to EarlyBirdCapital (and its designees), for $100, an option to purchase up to 250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $2,500,000) commencing on the later of October 11, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on October 11, 2023. The units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $894,000 (or $3.58 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 3.02% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$56,900,557	$56,588,390

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In October 2019, DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor, committed to provide an aggregate of $135,000 in loans to the Company.

In connection with the Transaction, on November 14, 2019, Betterware filed a registration statement on Form F-1 (File No. 333-234692) (the “F-1 Registration Statement”), pursuant to which Betterware is offering to sell up to 4,500,000 ordinary shares, with an expected offering price of between $10.00 and $10.50 per share. There is no minimum number of shares that must be sold by Betterware. If the full amount of shares are sold by Betterware, it is expected that approximately $20,000,000 of the proceeds will be distributed to the selling shareholders of Betterware and the balance of the proceeds will remain with Betterware and be available for working capital purposes. There is no assurance that the F-1 Registration Statement will be declared effective or that Betterware will receive the proceeds from the sale of the ordinary shares thereunder.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2019 and the Registration Statement on Form F-4 (File No. 333-233982) (the “Registration Statement”) initially filed with the SEC by Betterware de México, S.A. de C.V. (“Betterware”), on September 27, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on July 23, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“business combination”).

In July 2018, we issued 1,473,500 founder shares (“founder shares”) to our sponsor for $25,000 in cash, at a purchase price of approximately $0.02 per share. In September 2018, our sponsor forfeited 36,000 founder shares, resulting in an aggregate of 1,437,500 founder shares outstanding. In November 2018, our sponsor forfeited 46,250 founder shares following the expiration of the unexercised portion of the over-allotment option granted to the underwriters in connection with our initial public offering (“initial public offering”), thereby reducing the number of founder shares held by the sponsor to 1,391,250.

The registration statement on Form S-1 (File No. 333-227423) for our initial public offering was declared effective by the SEC on October 11, 2018. On October 16, 2018, we consummated our initial public offering of 5,000,000 units (“Units”), with each Unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50 per share. On October 23, 2018, the underwriters for our initial public offering purchased an additional 565,000 Units pursuant to the partial exercise of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,650,000.

Simultaneously with the consummation of our initial public offering and the closing of the over-allotment option, we consummated private placements (“private placements”) of 225,000 and 14,125 private units (“Private Units”), respectively, to our sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,391,250.

A total of $55,650,000 (or $10.00 per Unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placements was placed in the trust account, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account (“trust account”), as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution or liquidation expenses up to $50,000, as applicable.

Transaction costs amounted to $1,939,920, consisting of $1,391,250 of underwriting fees, and $548,670 of other costs. As of September 30, 2019, we had $61,200 in our operating bank accounts, $56,900,557 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $459,830.

Our Units began trading on October 12, 2018 on the Nasdaq Capital Market under the symbol “DDMXU.” Commencing on October 23, 2018, the ordinary shares and warrants comprising the Units began separate trading on the Nasdaq Capital Market under the symbols “DDMX” and “DDMXW,” respectively. Those Units not separated continue to trade on the Nasdaq Capital Market under the symbol “DDMXU.”

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 Private Units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described in the final prospectus for our initial public offering filed with the SEC on October 12, 2018.

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

On August 2, 2019, we entered into a Combination and Stock Purchase Agreement (the “Business Combination Agreement”) with Campalier, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Campalier”), Promotora Forteza, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Forteza”), Strevo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Strevo”, and together with Campalier and Forteza, the “Sellers”), Betterware, BLSM Latino América Servicios, S.A. de C.V., a Mexican sociedad anónima de capital variable (“BLSM”), and, solely for the purposes set forth in Article XI of the Business Combination Agreement, our sponsor, pursuant to which we agreed to merge (the “Merger”) with and into Betterware in a business combination (the “Transaction”) that will result in Betterware surviving the Merger (the “Surviving Company”) and BLSM becoming a wholly-owned subsidiary of the Surviving Company. On September 23, 2019, we entered into an Amendment Agreement to the Combination and Stock Purchase Agreement (the “Amendment”) with the Sellers, Betterware, BLSM and our sponsor. Pursuant to the Amendment, the definition of “Companies Valuation” under Article I of the Business Combination Agreement was revised to eliminate the inclusion of Net Debt (as defined in the Business Combination Agreement) in such valuation. Other than as modified pursuant to the Amendment, the Business Combination Agreement remains in full force and effect.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination and activities in connection with the proposed Transaction with Betterware. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination. We are also incurring expenses in connection with our proposed Transaction with Betterware.

For the three months September 30, 2019, we had net loss of $363,680 which consists of interest income on marketable securities held in the trust account of $303,822 and an unrealized gain on marketable securities held in the trust account of $8,345, offset by operating costs of $224,830 and share based compensation of $451,017 related to our sponsor’s transfer of founder shares to certain of our directors and officers and their affiliates (as permitted transferees).

For the period from July 23, 2018 (inception) through September 30, 2018, we had a net loss of $3,585, which consisted of operating and formation costs.

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

As of September 30, 2019, we had marketable securities held in the trust account of $56,900,557 (including approximately $1,251,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the trust account.

For the three months ended September 30, 2019, cash used in operating activities was $114,630. Net loss of $363,680 was affected by interest earned on marketable securities held in the trust account of $303,822, an unrealized gain on marketable securities held in the trust account of $8,345, share based compensation expense of $451,017 and changes in operating assets and liabilities, which provided $110,200 of cash in operating activities.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to our initial public offering and such amount of proceeds from our initial public offering that were placed in an account outside of the trust account for working capital purposes. As of September 30, 2019, we had $61,200 in our operating bank accounts, $56,900,557 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $459,830. In August 2019, DD3 Capital, an affiliate of our sponsor, committed to provide us an aggregate of $50,000 in loans. In October 2019, the commitment was replaced by an aggregate commitment of $135,000 from DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of our sponsor. The loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units. In addition, one of our service providers has agreed to defer the payment of fees owed to them until the consummation of a business combination, which amounted to approximately $470,000 as of September 30, 2019. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of the consummation of a business combination or April 16, 2020, the date that we will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a Business Combination to assist us in holding meetings with our shareholders to discuss a potential Business Combination and the target business' attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with a Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders' fees which might become payable).

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

Proposed Transaction

On August 2, 2019, we entered into the Business Combination Agreement with the Sellers, Betterware, BLSM, and, solely for the purposes set forth in Article XI of the Business Combination Agreement, our sponsor, pursuant to which we agreed to merge with and into Betterware in a Transaction that will result in Betterware surviving the Merger and BLSM becoming a wholly-owned subsidiary of the Surviving Company. The Business Combination Agreement provides that, prior to the closing of the Transaction (the “Closing”), we will redomicile out of the British Virgin Islands and continue as a Mexican corporation pursuant to Section 184 of the BVI Business Companies Act, 2004, and Article 2 of the Mexican General Corporations Law (Ley General de Sociedades Mercantiles). The ability to domesticate out of the British Virgin Islands to another jurisdiction is expressly provided for in our amended and restated memorandum and articles of association, subject to obtaining requisite shareholder approval.

The Business Combination Agreement provides that we will purchase certain shares from the Sellers and thereafter consummate the Merger. At the effective time of the Merger pursuant to the Merger Agreement (defined below) (the “Effective Time”), (i) we will pay to the Sellers the amount, if any, by which the amount in the trust account as of the Closing exceeds $25,000,000 up to a maximum of $30,000,000, (ii) all of the Betterware shares issued and outstanding immediately prior to the Effective Time of the Merger will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the trust account, the Sellers will be entitled to receive 28,700,000 Surviving Company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of Surviving Company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Business Combination Agreement) less the cash consideration amount received by the Sellers, divided by $10.00; provided, however, that a portion of such Surviving Company shares will be held in trust to secure debt obligations of the Surviving Company, which will represent all of the Surviving Company shares received by the Sellers, and (iii) all of our ordinary shares issued and outstanding immediately prior to the Effective Time will be canceled and exchanged for Surviving Company shares on a one-for-one basis.

The Business Combination Agreement contains customary representations and warranties and pre-closing covenants. The Transaction will be consummated subject to the closing conditions and deliverables as further described in the Business Combination Agreement.

The Merger Agreement

In connection with, and as a condition to the consummation of, the Transaction, we will enter into a Merger Agreement (the “Merger Agreement”) with Betterware on the date of the Closing. Pursuant to the terms of the Merger Agreement, we will merge with and into Betterware, Betterware will continue as the Surviving Company, our separate corporate existence will cease and BLSM will become a wholly-owned subsidiary of the Surviving Company. At the Effective Time, (i) all of our ordinary shares issued and outstanding immediately prior to the Effective Time will be canceled and exchanged for shares of the Surviving Company on a one-for-one basis and (ii) all of the Betterware shares issued and outstanding immediately prior to the Effective Time will be canceled and to the extent the Sellers receive $30,000,000 in cash consideration from the trust account, the Sellers will be entitled to receive 28,700,000 Surviving Company shares or if the Sellers receive less than $30,000,000 in cash consideration, the Sellers will be entitled to receive the number of Surviving Company shares equal to the combined valuation of Betterware and BLSM (as calculated pursuant to the Business Combination Agreement) less the cash consideration amount received by the Sellers, divided by $10.00.

The Registration Rights Agreement

In connection with, and as a condition to the consummation of, the Transaction, we will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) with Betterware and certain persons and entities that will receive securities of the Surviving Company in exchange for certain of our existing securities and the existing securities of Betterware and BLSM upon consummation of the Merger (collectively, the “Holders”) on the date of the Closing. Pursuant to the terms of the Registration Rights Agreement, the Surviving Company will be obligated to file a shelf registration statement to register the resale of certain securities of the Surviving Company held by the Holders. The Registration Rights Agreement will also provide the Holders with demand, “piggy-back” and Form F-3 registration rights, subject to certain minimum requirements and customary conditions.

The Lock-Up Agreements

In connection with, and as a condition to the consummation of, the Transaction, (i) certain persons and entities who will hold shares of the Surviving Company upon consummation of the Merger (the “Members”) will enter into a Member Lock-Up Agreement (the “Member Lock-Up Agreement”), and (ii) certain members of the Surviving Company’s management team (“Management”) will enter into a Management Lock-Up Agreement (the “Management Lock-Up Agreement” and, together with the Member Lock-Up Agreement, the “Lock-Up Agreements”), in each case, on the date of the Closing, pursuant to which the Members and Management will agree not to transfer any shares of the Surviving Company held by them for a period of six or twelve months, as applicable, after the Closing, subject to certain limited exceptions.

Recent Developments

On September 23, 2019, we entered into the Amendment with the Sellers, Betterware, BLSM and our sponsor. Pursuant to the Amendment, the definition of “Companies Valuation” under Article I of the Business Combination Agreement was revised to eliminate the inclusion of Net Debt (as defined in the Business Combination Agreement) in such valuation. Other than as modified pursuant to the Amendment, the Business Combination Agreement remains in full force and effect.

In connection with the Transaction, on September 27, 2019, Betterware filed the Registration Statement with the SEC, which includes a preliminary proxy statement with respect to our special meeting of shareholders to approve the Business Combination Agreement, among other matters, that constitutes a preliminary prospectus of Betterware. On November 7, 2019, Betterware filed Amendment No. 1 to the Registration Statement with the SEC.

In connection with the Transaction, on November 14, 2019, Betterware filed a registration statement on Form F-1 (File No. 333-234692) (the “F-1 Registration Statement”), pursuant to which Betterware is offering to sell up to 4,500,000 ordinary shares, with an expected offering price of between $10.00 and $10.50 per share. There is no minimum number of shares that must be sold by Betterware. If the full amount of shares are sold by Betterware, it is expected that approximately $20,000,000 of the proceeds will be distributed to the selling shareholders of Betterware and the balance of the proceeds will remain with Betterware and be available for working capital purposes. There is no assurance that the F-1 Registration Statement will be declared effective or that Betterware will receive the proceeds from the sale of the ordinary shares thereunder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on September 20, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 20, 2019, except as set forth in the Registration Statement initially filed with the SEC by Betterware on September 27, 2019, however we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 16, 2018, we consummated our initial public offering of 5,000,000 Units, with each Unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 565,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,650,000. EarlyBirdCapital acted as the sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227423). The SEC declared the registration statement effective on October 11, 2018.

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

We paid a total of $1,391,250 in underwriting discounts and commissions and $548,670 for other costs and expenses related to the initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering, including the partial exercise of the underwriters’ over-allotment option, and the private placements was approximately $56,101,330, of which $55,650,000 was placed in the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Combination and Stock Purchase Agreement, dated as of August 2, 2019, by and among the Company, Campalier, S.A. de C.V., Promotora Forteza, S.A. de C.V., Strevo, S.A. de C.V., Betterware de México, S.A. de C.V., BLSM Latino América Servicios, S.A. de C.V., and, solely for the purposes of Article XI, DD3 Mex Acquisition Corp, S.A. de C.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on August 8, 2019)
2.2	Amendment Agreement to the Combination and Stock Purchase Agreement, dated as of September 23, 2019, by and among the Company, Campalier, S.A. de C.V., Promotora Forteza, S.A. de C.V., Strevo, S.A. de C.V., Betterware de México, S.A. de C.V., BLSM Latino América Servicios, S.A. de C.V., and DD3 Mex Acquisition Corp, S.A. de C.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on September 27, 2019)
2.3	Form of Merger Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on August 8, 2019)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on October 16, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DD3 ACQUISITION CORP.

Date: November 15, 2019		/s/ Martin Werner
	Name:	Martin Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2019		/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)