Form 10-Q
period 2019-12-31
DD3 Acquisition Corp.
filed 2020-01-31
CIK 1748252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 30, 2020, there were 7,223,200 ordinary shares, no par value, issued and outstanding.

DD3 ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended December 31, 2019 and the Three Months Ended December 31, 2018 and for the Period from July 23, 2018 (inception) through December 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended December 31, 2019 and the Three Months Ended December 31, 2018 and for the Period from July 23, 2018 (inception) through December 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended December 31, 2019 and for the Period from July 23, 2018 (inception) through December 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DD3 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$278	$175,830
Prepaid expenses and other current assets	20,000	80,833
Total Current Assets	20,278	256,663

Marketable securities held in Trust Account	57,131,598	56,588,390
Total Assets	$57,151,876	$56,845,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$592,039	$491,663
Total Current Liabilities	592,039	491,663

Commitments

Ordinary shares subject to possible redemption, 5,022,273 and 5,050,181 shares at redemption value as of December 31, 2019 and June 30, 2019, respectively	51,559,835	51,353,389

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,200,927 and 2,173,019 shares issued and outstanding (excluding 5,022,273 and 5,050,181 shares subject to possible redemption) as of December 31, 2019 and June 30, 2019, respectively	5,017,612	4,773,041
(Accumulated deficit) / Retained earnings	(17,610)	226,960
Total Shareholders’ Equity	5,000,002	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,151,876	$56,845,053

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,	For the Period from July 23, 2018 (inception) through December 31,
	2019	2018	2019	2018
Operating costs	$111,931	$191,696	$336,761	$195,281
Share based compensation	—	—	451,017	—
Loss from operations	(111,931)	(191,696)	(787,778)	(195,281)

Other income:
Interest income	237,739	266,078	541,561	266,078
Unrealized (loss) gain on marketable securities held in the Trust Account	(6,698)	(3,099)	1,647	(3,099)
Other income, net	231,041	262,979	543,208	262,979

Net Income (Loss)	$119,110	$71,283	$(244,570)	$67,698

Weighted average shares outstanding, basic and diluted (1)	2,192,184	1,890,810	2,182,602	1,616,177

Basic and diluted net loss per ordinary share (2)	$(0.04)	$(0.09)	$(0.34)	$(0.11)

(1)	Excludes an aggregate of 5,022,273 and 5,095,334 shares subject to possible redemption at December 31, 2019 and 2018.
(2)	Excludes interest income of $208,515 and $490,245 attributable to shares subject to possible redemption for the three and six months ended December 31, 2019. Excludes interest income of $240,784 attributable to shares subject to possible redemption for the three months ended December 31, 2018 and for the period from July 23, 2018 (inception) through December 31, 2018 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2018 AND FOR THE PERIOD FROM JULY 23, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

	Ordinary Shares		Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – July 23, 2018 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	1,473,500	25,000	—	25,000

Forfeiture of Founder Shares	(36,000)	—	—	—

Net loss	—	—	(3,585)	(3,585)

Balance – September 30, 2018 (unaudited)	1,437,500	25,000	(3,585)	21,415

Sale of 5,565,000 Units, net of underwriting discounts and offering costs	5,565,000	53,685,080	—	53,685,080

Sale of 239,125 Private Units	239,125	2,391,250	—	2,391,250

Issuance of 27,825 Representative Shares	27,825	—	—	—

Sale of Unit Purchase Option	—	100	—	100

Forfeiture of Founder Shares	(46,250)	—	—	—

Ordinary shares subject to possible redemption	(5,095,334)	(51,169,125)	—	(51,169,125)

Net income	—	—	71,283	71,283

Balance – December 31, 2018 (unaudited)	2,127,866	$4,932,305	$67,698	$5,000,003

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

	Ordinary Shares		Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – June 30, 2019	2,173,019	$4,773,041	$226,960	$5,000,001

Change in value of ordinary shares subject to possible redemption	19,165	(87,332)	—	(87,332)

Share based compensation contributed by shareholder	—	451,017	—	451,017

Net loss	—	—	(363,680)	(363,680)

Balance – September 30, 2019 (unaudited)	2,192,184	5,136,726	(136,720)	5,000,006

Change in value of ordinary shares subject to possible redemption	8,743	(119,114)	—	(119,114)

Net income	—	—	119,110	119,110

Balance – December 31, 2019 (unaudited)	2,200,927	$5,017,612	$(17,610)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,	For the Period from July 23, 2018 (inception) Through December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(244,570)	$67,698
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized (gain) loss on marketable securities held in Trust Account	(1,647)	3,099
Interest earned on marketable securities held in Trust Account	(541,561)	(266,078)
Share based compensation expense contributed by shareholder	451,017	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	60,833	(97,422)
Accounts payable and accrued expenses	100,376	132,334
Net cash used in operating activities	(175,552)	(160,369)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(55,650,000)
Net cash used in investing activities	—	(55,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	54,258,750
Proceeds from sale of Private Units	—	2,391,250
Proceeds from Unit Purchase Option	—	100
Advances from related party	—	232,500
Repayment of advances from related party	—	(232,500)
Proceeds from promissory note – related party	—	145,435
Repayment of promissory note – related party	—	(145,435)
Payment of offering costs	—	(548,670)
Net cash provided by financing activities	—	56,126,430

Net Change in Cash	(175,552)	316,061
Cash – Beginning	175,830	—
Cash – Ending	$278	$316,61

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$51,122,870
Change in value of ordinary shares subject to possible redemption	$206,446	$71,255

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019, the Company had not yet commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with Betterware de México, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Betterware”) (see Note 6).

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

Transaction costs relating to the Initial Public Offering amounted to $1,939,920, consisting of $1,391,250 of underwriting fees and $548,670 of offering costs. In addition, as of December 31, 2019, $278 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DECEMBER 31, 2019

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

The Sponsor and its permitted transferees have agreed (a) to vote their Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and its permitted transferees will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2019, the Company had $278 in its operating bank accounts, $57,131,598 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $571,761. In October 2019, DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor, committed to provide an aggregate of $135,000 in loans to the Company. In January 2020, the commitment was replaced by an aggregate commitment of $185,000. The loans, as well as any future loans that may be made by the Sponsor and/or its affiliates or the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units. In addition, one of the Company’s service providers has agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $470,000 as of December 31, 2019. Such fees are included in accrued expenses in the accompanying condensed balance sheet at December 31, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination or April 16, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 as filed with the SEC on September 20, 2019, which contains the Company’s audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The interim results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ended June 30, 2020 or for any future interim periods.

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

DECEMBER 31, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and June 30, 2019.

Marketable securities held in Trust Account

At December 31, 2019 and June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands and Mexico are the Company’s major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and June 30, 2019.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 5,804,125 ordinary shares and (2) 250,000 ordinary shares and warrants to purchase 250,000 ordinary shares in the unit purchase option sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) (and its designees), in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,	For the Period from July 23, 2018 (inception) through December 31,
	2019	2018	2019	2018
Net income (loss)	$119,110	$71,283	$(244,570)	$67,698
Less: Income attributable to shares subject to possible redemption	(208,515)	(240,784)	(490,245)	(240,784)
Adjusted net loss	$(89,405)	$(169,501)	$(734,815)	$(173,086)

Weighted average ordinary shares outstanding, basic and diluted	2,192,184	1,890,810	2,182,602	1,616,177

Basic and diluted net loss per ordinary share	$(0.04)	$(0.09)	$(0.34)	$(0.11)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on October 11, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services. For the three and six months ended December 31, 2019, the Company incurred $22,500 and $45,000 in fees for these services. For the three months ended December 31, 2018 and for the period from July 23, 2018 (inception) through December 31, 2018, the Company incurred $18,750 in fees for these services. As of December 31, 2019 and June 30, 2019, there was $18,750 and $3,750 of such fees included in accrued expenses in the accompanying condensed balance sheets.

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

In October 2019, DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor, committed to provide an aggregate of $135,000 in loans to the Company. In January 2020, the commitment was replaced by an aggregate commitment of $185,000. Any loans that may be made by the Sponsor and/or its affiliates or Company’s officers and directors (or their affiliates) will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units.

NOTE 6. COMMITMENTS

Legal Proceedings

The Company has received a letter from an attorney representing a former equity holder of Betterware stating that it is in the process of evaluating potential claims against the Company and an affiliate of the Sponsor relating to matters primarily involving the sale of its equity interest in Betterware. The Company is not aware of any legal proceedings that have been commenced against it in connection with these potential claims. Because the legal assertions contained in the letter are not susceptible to meaningful evaluation at this time, the Company believes that any claims that may be made against it related to the allegations contained in the letter are too remote for reliable assessment.

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

Business Combination Agreement

On August 2, 2019, the Company entered into a Combination and Stock Purchase Agreement (the “Business Combination Agreement”) with Campalier, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Campalier”), Promotora Forteza, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Forteza”), Strevo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Strevo”, and together with Campalier and Forteza, “Sellers”), Betterware, BLSM Latino América Servicios, S.A. de C.V., a Mexican sociedad anónima de capital variable (“BLSM”), and, solely for the purposes set forth in Article XI of the Business Combination Agreement, the Sponsor, pursuant to which the Company agreed to merge (the “Merger”) with and into Betterware in a Business Combination (the “Transaction”) that will result in Betterware surviving the Merger (the “Surviving Company”) and BLSM becoming a wholly-owned subsidiary of the Surviving Company.

The Business Combination Agreement provides that, prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will redomicile out of the British Virgin Islands and continue as a Mexican corporation pursuant to Section 184 of the BVI Business Companies Act, 2004, and Article 2 of the Mexican General Corporations Law (Ley General de Sociedades Mercantiles).

The Business Combination Agreement provides that, at the effective time of the Merger pursuant to the Merger Agreement (defined below) (the “Effective Time”):

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

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

On January 22, 2020, the SEC declared effective Betterware’s registration statement on Form F-1 (File No. 333-234692), as amended, pursuant to which Betterware is offering to sell up to 4,500,000 ordinary shares, with an offering price of $10.00 per share. There is no minimum number of shares that must be sold by Betterware. If the full amount of shares are sold by Betterware, it is expected that approximately $20,000,000 of the proceeds will be distributed to the selling shareholders of Betterware and the balance of the proceeds will remain with Betterware and be available for working capital purposes. There is no assurance that Betterware will receive the proceeds from the sale of the ordinary shares thereunder.

On January 22, 2020, the SEC declared effective Betterware’s registration statement on Form F-4 (File No. 333-233982), as amended, which includes a proxy statement with respect to the Company’s special meeting of shareholders to approve the Business Combination Agreement, among other matters, that constitutes a prospectus of Betterware with respect to the securities to be issued in the Transaction. On January 22, 2020, the Company filed the definitive proxy statement with the SEC, which was mailed on or about that date to the Company’s shareholders as of the January 16, 2020 record date.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2019 and June 30, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2019 and June 30, 2019, there were 2,200,927 and 2,173,019 shares issued and outstanding, excluding 5,022,273 and 5,050,181 ordinary shares subject to possible redemption, respectively.

DD3 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$57,131,598	$56,588,390

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in Note 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In January 2020, the commitment provided by DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of the Sponsor, was replaced by an aggregate commitment of $185,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2019 and our definitive proxy statement on Schedule 14A filed with the SEC on January 22, 2020 (the “Proxy Statement”) in connection with the proposed Transaction (as defined below). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

A total of $55,650,000 (or $10.00 per Unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placements was placed in a trust account (“trust account”), and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution or liquidation expenses up to $50,000, as applicable.

Transaction costs amounted to $1,939,920, consisting of $1,391,250 of underwriting fees, and $548,670 of other costs. As of December 31, 2019, we had $278 in our operating bank accounts, $57,131,598 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $571,761.

Our Units began trading on October 12, 2018 on the Nasdaq Capital Market under the symbol “DDMXU.” Commencing on October 23, 2018, the ordinary shares and warrants comprising the Units began separate trading on the Nasdaq Capital Market under the symbols “DDMX” and “DDMXW,” respectively. Those Units not separated continue to trade on the Nasdaq Capital Market under the symbol “DDMXU.”

In July 2019, our sponsor transferred all of the outstanding founder shares and 47,825 Private Units to certain of our directors and officers and their affiliates (as permitted transferees) at the price originally paid for such securities, and such transferred securities remain subject to the escrow and transfer restrictions described in the Proxy Statement.

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

On August 2, 2019, we entered into a Combination and Stock Purchase Agreement (the “Business Combination Agreement”) with Campalier, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Campalier”), Promotora Forteza, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Forteza”), Strevo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Strevo”, and together with Campalier and Forteza, the “Sellers”), Betterware de México, S.A. de C.V. (“Betterware”), BLSM Latino América Servicios, S.A. de C.V., a Mexican sociedad anónima de capital variable (“BLSM”), and, solely for the purposes set forth in Article XI of the Business Combination Agreement, our sponsor, pursuant to which we agreed to merge (the “Merger”) with and into Betterware in a business combination (the “Transaction”) that will result in Betterware surviving the Merger (the “Surviving Company”) and BLSM becoming a wholly-owned subsidiary of the Surviving Company. On September 23, 2019, we entered into an Amendment Agreement to the Combination and Stock Purchase Agreement (the “Amendment”) with the Sellers, Betterware, BLSM and our sponsor. Pursuant to the Amendment, the definition of “Companies Valuation” under Article I of the Business Combination Agreement was revised to eliminate the inclusion of Net Debt (as defined in the Business Combination Agreement) in such valuation. Other than as modified pursuant to the Amendment, the Business Combination Agreement remains in full force and effect.

In January 2020, DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of our sponsor, committed to provide an aggregate of $185,000 in loans to us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination and activities in connection with the proposed Transaction with Betterware. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination. We are also incurring expenses in connection with our proposed Transaction with Betterware.

For the three months ended December 31, 2019, we had net income of $119,110, which consists of interest income on marketable securities held in the trust account of $237,739, offset by operating costs of $111,931 and an unrealized loss on marketable securities held in the trust account of $6,698.

For the six months ended December 31, 2019, we had net loss of $244,570, which consists of operating costs of $336,761 and share based compensation of $451,017 related to our sponsor’s transfer of founder shares to certain of our directors and officers and their affiliates (as permitted transferees), offset by interest income on marketable securities held in the trust account of $541,561 and an unrealized gain on marketable securities held in the trust account of $1,647.

For the three months ended December 31, 2018, we had net income of $71,283, which consists of interest income on marketable securities held in the trust account of $266,078, offset by an unrealized loss on marketable securities held in the trust account of $3,099 and operating costs of $191,696.

For the period from July 23, 2018 (inception) through December 31, 2018, we had net income of $67,698, which consists of interest income on marketable securities held in the trust account of $266,078, offset by an unrealized loss on marketable securities held in the trust account of $3,099 and operating costs of $195,281.

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

As of December 31, 2019, we had marketable securities held in the trust account of $57,131,598 (including approximately $1,482,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less.

For the six months ended December 31, 2019, cash used in operating activities was $175,552. Net loss of $244,570 was affected by interest earned on marketable securities held in the trust account of $541,561, an unrealized gain on marketable securities held in the trust account of $1,647, share based compensation expense of $451,017 and changes in operating assets and liabilities, which provided $161,209 of cash in operating activities.

For the period from July 23, 2018 (inception) through December 31, 2018, cash used in operating activities was $160,369. Net income of $67,698 was affected by interest earned on marketable securities held in the trust account of $266,078, an unrealized loss on marketable securities held in the trust account of $3,099 and changes in operating assets and liabilities, which provided $34,912 of cash.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to our initial public offering and such amount of proceeds from our initial public offering that were placed in an account outside of the trust account for working capital purposes. As of December 31, 2019, we had $278 in our operating bank accounts, $57,131,598 in securities held in the trust account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $571,761. In October 2019, DD3 Hipotecaria S.A. de C.V. SOFOM ENR, an affiliate of our sponsor, committed to provide us an aggregate of $135,000 in loans. In January 2020, the commitment was replaced by an aggregate commitment of $185,000. The loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into units that would be identical to the Private Units. In addition, one of our service providers has agreed to defer the payment of fees owed to them until the consummation of a business combination, which amounted to approximately $470,000 as of December 31, 2019. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of the consummation of a business combination or April 16, 2020, the date that we will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a business combination to assist us in holding meetings with our shareholders to discuss a potential business combination and the target business' attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with a business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a business combination in an amount equal to 3.5% of the gross proceeds of our initial public offering (exclusive of any applicable finders' fees which might become payable).

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

Ordinary shares subject to possible redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheets.

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

Recent Developments

On January 22, 2020, the SEC declared effective Betterware’s registration statement on Form F-4 (File No. 333-233982), as amended, which includes a proxy statement with respect to our special meeting of shareholders to approve the Business Combination Agreement, among other matters, that constitutes a prospectus of Betterware with respect to the securities to be issued in the Transaction. On January 22, 2020, we filed the Proxy Statement with the SEC, which was mailed on or about that date to our shareholders as of the January 16, 2020 record date.

On January 22, 2020, the SEC declared effective Betterware’s registration statement on Form F-1 (File No. 333-234692), as amended, pursuant to which Betterware is offering to sell up to 4,500,000 ordinary shares, with an offering price of $10.00 per share. There is no minimum number of shares that must be sold by Betterware. If the full amount of shares are sold by Betterware, it is expected that approximately $20,000,000 of the proceeds will be distributed to the selling shareholders of Betterware and the balance of the proceeds will remain with Betterware and be available for working capital purposes. There is no assurance that Betterware will receive the proceeds from the sale of the ordinary shares thereunder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We have received a letter from an attorney representing a former equity holder of Betterware stating that it is in the process of evaluating potential claims against us and an affiliate of our sponsor relating to matters primarily involving the sale of its equity interest in Betterware. We are not aware of any legal proceedings that have been commenced against us in connection with these potential claims. Because the legal assertions contained in the letter are not susceptible to meaningful evaluation at this time, we believe that any claims that may be made against us related to the allegations contained in the letter are too remote for reliable assessment.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on September 20, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 20, 2019, except as set forth in the Proxy Statement, however we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 16, 2018, we consummated our initial public offering of 5,000,000 Units, with each Unit consisting of one ordinary share, no par value, and one warrant, each warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. On October 23, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 565,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,650,000. EarlyBirdCapital acted as the sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227423). The SEC declared such registration statement effective on October 11, 2018.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on October 16, 2018)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38700) filed with the SEC on December 3, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DD3 ACQUISITION CORP.

Date: January 31, 2020		/s/ Martin Werner
	Name:	Martin Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2020		/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

